Form 10QSB
period 1999-03-31
FPB FINANCIAL CORP
filed 1999-06-25
CIK 1081049

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-26403

                               FPB FINANCIAL CORP.
        (Exact name of small business issuer as specified in its charter)

        LOUISIANA                                      72 - 1438784
        ---------                                      ------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70403
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (504) 345-1880

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
               filing requirements for the past 90 days. Yes   No [X]

               Shares of common stock, par value $.01 per share, outstanding as of May 31, 1999: 100

               Transitional Small business Disclosure Format (check one):
               Yes   No [X].

* The issuer just became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on May 13, 1999.

                               FPB Financial Corp.

                                   Form 10-QSB

                          Quarter Ended March 31, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----
Item 1 - Financial Statements

      Statement of Financial Condition at March 31, 1999 ..................    3

      Statement of Income (Unaudited) From February 18,
      1999 (Date of Incorporation) to March 31, 1999 ......................    4

      Statement of Cash Flows (Unaudited) From February 18,
      1999 (Date of Incorporation) To March 31, 1999 ......................    5

      Notes to Financial Statements .......................................    6

Item 2 - Management's Discussion and Analysis or Plan of Operation ........    7

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ................................................    8

Item 2 - Changes in Securities and Use of Proceeds ........................    8

Item 3 - Defaults Upon Senior Securities ..................................    8

Item 4 - Submission of Matters to a Vote of Security Holders ..............    8

Item 5 - Other Information ................................................    8

Item 6 - Exhibits and Reports on Form 8-K .................................    9

Signatures ................................................................   10

                               FPB Financial Corp.

                        STATEMENT OF FINANCIAL CONDITION
                        --------------------------------
                                 March 31, 1999
                                   (Unaudited)


                                     ASSETS

Assets:
      Cash ...........................................................    $1,000
      Other assets ...................................................        --
                                                                          ------
      Total Assets ...................................................    $1,000
                                                                          ======

                       LIABILITIES AND STOCKHOLDER EQUITY

Liabilities
      Total Liabilities ..............................................    $   --

Stockholder's Equity:
      Preferred Stock, Par Value $.01, 2,000,000
            Shares Authorized; 0 Shares Issued and Outstanding .......        --
      Common Stock, Par Value $.01, 5,000,000
            Shares Authorized; 100 Shares Issued and Outstanding .....         1
      Additional Paid-In Capital .....................................       999
      Retained Earnings ..............................................        --
                                                                          ------
            Total Stockholder's Equity ...............................     1,000
                                                                          ------

      Total Liabilities and Stockholder's Equity .....................    $1,000
                                                                          ======



                 See accompanying notes to financial statements.

                               FPB Financial Corp.

                               STATEMENT OF INCOME

                                   (Unaudited)



                                                          For the Period from
                                                           February 18, 1999
                                                        (Date of Incorporation)
                                                           to March 31, 1999
                                                           -----------------

Total Income ..............................................       $  --
Total Expense .............................................          --
                                                                  -----

   Net Income .............................................       $  --
                                                                  =====

Earnings Per Share ........................................       $  --
                                                                  =====






                 See accompanying notes to financial statements.

                               FPB Financial Corp.

                             STATEMENT OF CASH FLOWS

                   For the Period from February 18, 1999 (Date
                       of Incorporation) To March 31, 1999
                                   (Unaudited)


Cash Flows from Operating Activities:
  Net Income .....................................................        $   --
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
           Changes in Assets and Liabilities:
                (Increase) Decrease in Receivable ................            --
                                                                          ------
      Net Cash Provided by Operating Activities ..................            --

Cash Flows from Investing Activities:
      Net Cash Provided by Investing Activities ..................            --
Cash Flows from Financing Activities:
      Issuance of Common Stock ...................................         1,000
                                                                          ------
      Net Cash Provided by Financing Activities ..................         1,000
                                                                          ------

Increase in Cash and Cash Equivalents ............................         1,000

Cash and Cash Equivalents at Beginning of Period .................            --
                                                                          ------

Cash and Cash Equivalents at End of Period .......................        $1,000
                                                                          ======



                 See accompanying notes to financial statements.

                               FPB Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation -

      On February 18, 1999, Florida Parishes Bank (formerly known as Florida Parishes Homestead Association) (the "Bank") incorporated FPB Financial Corp. (the "Company") to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates, to an employee stock ownership plan and to members of the general public. The Conversion is expected to be consummated on or about June 30, 1999, at which time the Company will become the holding company for the Bank and issue shares of its common stock to the general public.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 11, 1999, which as amended was declared effective by the SEC on May 13, 1999. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on or about March 10, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated May 13, 1999 and May 14, 1999. The Company also filed an
Application H-(e) 1-S with the OTS on or about March 18, 1999, which was conditionally approved by the OTS by letter dated May 13, 1999. The members of the Association approved the Plan at a special meeting held on June 22, 1999, and the subscription and community offerings closed on June 18, 1999.

      In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association on March 9, 1999. The shares will be cancelled upon consummation of the Conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

      The Company received orders for 331,355 shares of common stock in the subscription and community offerings at a price of $10.00 per share, for aggregate gross proceeds of $3,313,550. The consummation of the Conversion is subject to regulatory approval of the final appraisal update and satisfaction of other customary conditions.

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

     Earnings per share is not considered meaningful as the Conversion has not yet been completed, the Company has not engaged in any operations other than to facilitate the Conversion, and the 100 shares issued and outstanding at March 31, 1999 will be cancelled upon consummation of the Conversion.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

     FPB Financial Corp. is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company will acquire all of the capital stock of the Bank in exchange for 50% of the net Conversion proceeds and will issue shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company will be the capital stock of the Bank, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Bank. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

     Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Bank.

     To date, the Company has not engaged in any business activities other than those related to the Conversion.

                               FPB Financial Corp.
                                   Form 10-QSB
                          Quarter Ended March 31, 1999

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

         There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

         (a) and (b)            Not applicable.

          (c) On March 9, 1999, the Company sold 100 shares of its common stock to the Bank at a price of $10.00 per share, for a total purchase price of $1,000. The shares were sold in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, and no underwriter was used. These 100 shares will be cancelled upon completion of the Conversion.

          (d) The Company's Form SB-2 (File No. 333-74259) was declared effective by the SEC on May 13, 1999. The offering commenced on May 20, 1999, and the offering closed (subject to final regulatory approval) on June 18, 1999. Not all of the registered shares were sold in the offering. Trident Securities, Inc. was the underwriter. A total of 449,650 shares of common stock were registered solely for the account of the Company, at an aggregate offering price of $4,496,500. Orders for a total of 331,355 shares at an aggregate offering price of $3,313,550 have been received, and the Conversion has not yet been completed.

Item 3 - Defaults Upon Senior Securities:

         There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

         There are no matters required to be reported under this item.

Item 5 - Other Information:

         There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) The following exhibits are filed herewith:

             EXHIBIT NO.                DESCRIPTION

              27.1                    Financial Data Schedule
              99.1 Information for the Bank in the format of a Form 10-QSB for the quarter ended March 31, 1999.

         (b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FPB FINANCIAL CORP.



Date: June 23, 1999                By: /s/ Fritz W. Anderson, II
                                       -----------------------------------------
                                           Fritz W. Anderson, II
                                           President and Chief Executive Officer