Form 10QSB
period 1999-06-30
FPB FINANCIAL CORP
filed 1999-08-16
CIK 1081049

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  FORM 10 - QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to________________

                        Commission File Number 000-24907

                               FPB Financial Corp.
        (Exact name of small business issuer as specified in its charter)

          LOUISIANA                                       (72-1438784)
(State or other jurisdiction of                        (I. R. S.-Employer
incorporation or organization)                         Identification No.)

                300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70401
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 504 345-1880

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Shares of common stock, par value $.01 per share, outstanding as of July 31, 1999: 331,355

      Transitional Small Business Disclosure Format (check one):

                                Yes |_|   No |X|

                               FPB FINANCIAL CORP.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and
Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements of Financial Condition June 30, 1999
(Unaudited) and December 31, 1998............................................  3

Consolidated Statements of Income and Comprehensive Income
(Unaudited) For the Three and Six Months Ended June 30, 1999
and June 30, 1998 ...........................................................  5

Consolidated Statements of Changes in Equity (Unaudited) For
the Six Months Ended June 30, 1999 and 1998..................................  7

Consolidated Statements of Cash Flows (Unaudited) For the
Six Months Ended June 30, 1999 and 1998......................................  8

Notes to Consolidated Financial Statements................................... 10

Item 2 - Management's Discussion and Analysis or Plan of Operation........... 12

                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings................................................... 19
Item 2 - Changes in Securities and Use of Proceeds........................... 19
Item 3 - Defaults Upon Senior Securities..................................... 19
Item 4 - Submission of Matters to a Vote of Security Holders................. 19
Item 5 - Other Information................................................... 19
Item 6 - Exhibits and reports on Form 8 - K.................................. 19
Signatures................................................................... 20

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                   June 30,1999     December 31,1998
                                                                   ------------     ----------------
                                                                   (Unaudited)
ASSETS

Cash and cash equivalents:
  Cash and non-interest earnings deposits ...................      $    287,384       $    446,684
  Interest- earning deposits in other depository institutions         5,523,523          1,904,021
                                                                   ------------       ------------

    TOTAL CASH AND CASH EQUIVALENTS .........................         5,810,907          2,350,705

Investment securities (Available for Sale) ..................           989,991            992,994
Mortgage - backed securities (Held to Maturity) .............         2,460,519          2,924,100
Federal Home Loan Bank stock ................................           357,100            316,300

Loans receivable ............................................        39,361,122         35,032,552
  Less:
  Loans in process ..........................................          (212,953)          (737,569)
  Allowance for loan losses .................................          (170,000)          (170,000)
  Net deferred loan costs ...................................            58,301             26,689
                                                                   ------------       ------------
    Loans receivable, net ...................................        39,036,470         34,151,672

Accrued interest receivable .................................            88,215             64,139
Premises and equipment, net .................................           194,192            204,005
Prepaid expenses and other assets ...........................            25,784             54,446
                                                                   ------------       ------------

    TOTAL ASSETS ............................................      $ 48,963,178       $ 41,058,361
                                                                   ============       ============

LIABILITIES AND EQUITY

Deposits:
  Non-interest-bearing demand ...............................      $  1,578,706       $    709,739
  Interest-bearing ..........................................        35,486,546         33,354,904
                                                                   ------------       ------------
    Total Deposits ..........................................        37,065,252         34,064,643

Interest payable on deposits ................................            63,528             74,860
Advances from Federal Home Loan Bank ........................         5,200,000          3,200,000
Accrued expense and other liabilities .......................           178,849             94,106
Federal income tax payable ..................................             7,471             48,771
Deferred income taxes .......................................             8,209              5,827
                                                                   ------------       ------------

    TOTAL LIABILITIES .......................................      $ 42,523,309       $ 37,488,207
                                                                   ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                              June 30,1999     December 31, 1998
                                                                              ------------     -----------------
                                                                               (Unaudited)
EQUITY

Preferred stock $.01 par value, 2,000,000 shares authorized, none issued                --                 --
Common stock - $.01 par value, 5,000,000 shares authorized, ............                --                 --
  331,355 shares issued and outstanding.................................             3,313                 --
Additional paid-in capital .............................................         2,970,758                 --
Unearned ESOP shares ...................................................          (265,080)                --
Retained earnings - substantially restricted ...........................         3,737,484          3,574,778
  Accumulated other comprehensive income (loss) ........................            (6,606)            (4,624)
                                                                              ------------       ------------

    TOTAL EQUITY .......................................................         6,439,869          3,570,154
                                                                              ------------       ------------

    TOTAL LIABILITIES AND EQUITY .......................................      $ 48,963,178       $ 41,058,361
                                                                              ============       ============

   The accompanying notes are an integral part of these financial statements.

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                    Three Months Ended June 30, 1999 and 1998
                     Six Months Ended June 30, 1999 and 1998

                                                 -----Three Months Ended-----    -----Six Months Ended-----
                                                 June 30,1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------   -------------   -------------   -------------
INTEREST INCOME
Mortgage loans and fees ....................      $  689,777      $  523,693      $1,334,681      $1,004,079
Loans on deposits ..........................           8,804           8,168          17,132          15,615
Consumer loans .............................          17,362           7,902          33,068          11,651
FHLB stock and other investment securities .          17,583          18,552          34,905          37,262
Mortgage - backed securities ...............          39,896          62,076          84,398         131,168
Demand deposits ............................          36,454          43,612          67,665          93,696
                                                  ----------      ----------      ----------      ----------

    TOTAL INTEREST INCOME ..................         809,876         664,003       1,571,849       1,293,471

INTEREST EXPENSE
Deposits ...................................         419,151         383,599         827,501         746,155
Federal Home Loan Bank advances ............          60,937          25,749         110,867          35,629
                                                  ----------      ----------      ----------      ----------

    TOTAL INTEREST EXPENSE .................         480,088         409,348         938,368         781,784
                                                  ----------      ----------      ----------      ----------

    NET INTEREST INCOME ....................         329,788         254,655         633,481         511,687

Provision for Loan Losses ..................              --              --              --           5,764
                                                  ----------      ----------      ----------      ----------

    NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES ............................         329,788         254,655         633,481         505,923
                                                  ----------      ----------      ----------      ----------

NON-INTEREST INCOME
Gain on foreclosed real estate sold ........              --              --             478              --
Insurance commissions ......................           2,623           3,124           3,283           3,811
Service charges on deposits ................           1,969             329           3,520             551
Other ......................................           9,714           2,436          13,964           4,437
                                                  ----------      ----------      ----------      ----------

    TOTAL NON-INTEREST
    INCOME..................................          14,306           5,889          21,245           8,799
                                                  ----------      ----------      ----------      ----------

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                    Three Months Ended June 30, 1999 and 1998
                     Six Months Ended June 30, 1999 and 1998

                                             Three Months Ended               Six Months Ended

                                       June 30,1999    June 30, 1998   June 30, 1999   June 30, 1998
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                       ------------    -------------   -------------   -------------
NON-INTEREST EXPENSE
Compensation and employee benefits         120,819          79,172         233,706         160,243
Occupancy and equipment ...........         14,834          11,608          27,104          17,712
Data processing ...................         21,492          12,564          35,965          25,355
Advertising .......................         10,878           7,616          19,989          10,174
Federal insurance expense .........          4,952           4,516           9,821           8,965
Other .............................         33,268          27,114          73,735          51,990
                                         ---------       ---------       ---------       ---------

    TOTAL NON-INTEREST
    EXPENSE .......................        206,243         142,590         400,320         274,439
                                         ---------       ---------       ---------       ---------

    INCOME BEFORE
    INCOME TAXES ..................        137,851         117,954         254,406         240,283

Income tax expense ................         52,100          41,200          91,700          84,200
                                         ---------       ---------       ---------       ---------

    NET INCOME ....................         85,751          76,754         162,706         156,083

Other comprehensive income (loss)

    Unrealized gain (loss) on
    investment securities,  net of
    deferred tax expense (benefit)          (1,982)         (3,303)         (1,982)         (3,303)
                                         ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME ..............      $  83,769       $  73,451       $ 160,724       $ 152,780
                                         =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                     Six Months Ended June 30, 1999 and 1998

                                                                                   Retained     Accumulated
                                                                                   Earnings        Other
                                                      Additional    Unearned       Substan-       Compre-
                                          Common       Paid-In        ESOP          tially        hensive        Total
                                          Stock        Capital       Shares       Restricted       Income        Equity
                                          ------      ----------    --------      ----------    -----------    ---------
Balance, January 1, 1998 .............    $   --      $       --    $      --     $3,338,631      $    --      $3,338,631

Comprehensive Income:
Net income ...........................        --              --           --        156,083           --         156,083
Other comprehensive income, net of tax        --              --           --             --       (3,303)         (3,303)
                                          -------------------------------------------------------------------------------
Balance, June 30, 1998 ...............    $   --      $       --    $      --     $3,494,714      $(3,303)     $3,491,411
                                          ===============================================================================
Balance January 1, 1999 ..............    $   --      $       --    $      --     $3,574,178      $(4,624)     $3,570,154

Comprehensive Income:
Net Income ...........................        --              --           --        162,706           --         162,706
Other comprehensive income, net of tax        --              --           --             --       (1,982)         (1,982)
Proceeds from issuance of common stock     3,310       2,970,761           --             --           --       2,974,071
Acquisition of unearned ESOP shares ..        --              --     (265,080)            --           --        (265,080)
                                          -------------------------------------------------------------------------------
Balance, June 30,1999 ................    $3,310       2,970,761     (265,080)     3,737,484       (6,606)      6,439,869
                                          ======      ==========    =========     ==========      =======      ==========

   The accompanying notes are an integral part of these financial statements.

                        FPB FINANCIAL CORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1999 and 1998

                                                                                             Six Months Ended
                                                                                      June 30, 1999     June 30, 1998
                                                                                       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ......................................................................      $   162,706       $   156,083
                                                                                       -----------       -----------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ..................................................................           14,774              6447
  Provision for loan losses .....................................................               --             5,764
  Stock dividends on Federal Home Loan Bank Stock ...............................           (8,900)           (8,900)
  Net loan costs deferred .......................................................          (31,611)          (18,243)
  Amortization of net premiums on mortgage backed securities ....................            3,484             4,856
Changes in Operating Assets and Liabilities:
  Accrued interest receivable ...................................................          (24,076)           (2,203)
  Prepaid expenses and other assets .............................................            2,753            (6,602)
  Interest payable on deposits ..................................................          (11,332)           11,204
  Accrued expenses and other liabilities ........................................           84,743            17,428
  Federal income tax payable ....................................................          (41,300)          (54,983)
  Deferred income taxes .........................................................            3,403                --
                                                                                       -----------       -----------

    Total Adjustments ...........................................................           (8,062)          (45,232)
                                                                                       -----------       -----------

Net Cash Provided by Operating Activities .......................................          154,644           110,851
                                                                                       ===========       ===========

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans receivable ..............................................       (4,853,187)       (5,132,413)
  Principal payments from mortgage-backed securities ............................          460,097           649,630
  Purchase of Federal Home Loan Bank stock ......................................          (31,900)               --
  Improvements to premises ......................................................           (3,750)           (7,076)
  Purchase of equipment and/or software .........................................           (1,211)          (37,103)
                                                                                       -----------       -----------

Net cash used in investing activities ...........................................       (4,429,951)       (4,526,962)
                                                                                       -----------       -----------

                        FPB FINANCIAL CORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1999 and 1998

                                                             Six Months Ended
                                                      June 30, 1999     June 30, 1998
                                                       (Unaudited)       (Unaudited)
CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in deposits ......................        3,000,609         2,282,608
  Advances from Federal Home Loan Bank ..........        2,000,000         1,500,000
  Net proceeds from sale of common stock ........        2,999,980                --
  Acquisition of unearned ESOP shares ...........         (265,080)               --
                                                       -----------       -----------

Net cash provided by financing activities .......        7,735,509         3,782,608
                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH .................        3,460,202          (633,503)
  Cash and cash equivalents - beginning of period        2,350,705         4,235,963
                                                       -----------       -----------

Cash and cash equivalents - end of period .......      $ 5,810,907       $ 3,602,460
                                                       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       FPB FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1999

Note 1 - Basis of Presentation -

      This accompanying consolidated financial statements at June 30, 1999 and for the three and six months ended June 30,1999 and 1998 include the accounts of FPB Financial Corp. (the "Company") and its wholly owned subsidiary, Florida Parishes Bank (the "Bank"). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

      On February 23, 1999, the Bank incorporated FPB Financial Corp. to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on June 30, 1999, all of the Bank's outstanding common stock was issued to the Company, the Company became the holding company for the Bank and the Company issued 331,355 shares of common stock.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 11, 1999, which as amended was declared effective by the SEC on May 13, 1999. The Bank filed a Form AC with the Office of Thrift Supervision ("OTS") on March 11, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letter dated May 14, 1999. The Company also filed an Application H- (e) 1-S with the Midwest Regional Office of the OTS on or about March 17, 1999, which was conditionally approved by the OTS by letter dated May 14, 1999.

      The members of the Bank approved the Plan at a special meeting held on June 22, 1999, and the subscription and community offering closed on June 18, 1999.

      The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 331,355 shares of common stock, 26,508 shares of which were acquired by its Employee Stock Ownership Plan, and the Bank issued 1,000 shares of $.01 par value common stock to the Company.

      The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2 - Employee Stock Ownership Plan-

      The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a thirteen-year amortization and the shares are being released for allocation to active employees annually over the thirteen-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets.

      As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares.

Note 3 -Earnings Per Share -

      Earnings per share for periods prior to June 30, 1999 are not considered meaningful as the Conversion was not completed until June 30, 1999 and the 100 shares of the Company previously held by the Bank were canceled upon consummation of the Conversion as of June 30, 1999.

      FPB Financial Corp. is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company purchased all of the capital stock of the Bank issued in the Conversion in exchange for 50% of the net Conversion proceeds and retained the remaining 50% of the net Conversion proceeds as its initial capitalization. Immediately following the Conversion, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company primarily consist of the business and management of the Bank. Initially, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                        FPB FINANCIAL CORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at June 30, 1999 to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 with the same periods in 1998. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      This quarterly report on Form 10 - QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10 - QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

      FPB Financial Corp. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial real estate loans and various types of consumer loans.

Changes in Financial Condition

      The Company's total assets increased $7.9 million or 19.2% from $41.0 million at December 31, 1998 to $48.9 million June 30, 1999. This increase was primarily due to increases of $4.9 million in net loan receivable and $3.5 million in cash and cash equivalents. The increase in cash and cash equivalents was due to consummation of the Conversion.

      The Company's total classified assets for regulatory purposes at June 30, 1999 (excluding loss assets specifically reserved for) amounted to $334,180, all of which was classified as substandard. The largest classified asset at June 30, 1999 consisted of a $76,951 residential loan. The remaining $257,229 of standard asset at June 30, 1999 consisted of 16 residential mortgage loans.

      Interest-bearing deposits in other institutions increased by $3.6 million or 52.6% from $1.9 million at December 31, 1998 to $5.5 million at June 30, 1999. This increase was primarily due to the sale of FPB Financial Corp. stock.

      The demand for mortgage and consumer loans in the Bank's market area increased during the past six months. The net loan portfolio increased $4.9 million or 14.3% from $34.2 million at December 31, 1998 to $39.0 million at June 30, 1999.

      Deposits increased by $3.0 million or 8.81% from $34.1 million at December 31, 1998 to $37.1 million at June 30, 1999. Both interest and non-interest-bearing deposit accounts increased in the period.

      Total stockholders equity increased by $2.9 million during the past six months. Net income of $162,706 and the $2.7 million net proceeds from the sale of common stock increased equity during the period. Stockholders equity at June 30, 1999 totaled $6.4 million compared to equity of $3.6 million at December 31, 1998.

Liquidity and Capital Resources

      The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1999, the Bank's liquidity was 32.2% or $7.0 million in excess of the minimum OTS requirement.

      The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0% respectively. At June 30, 1999, the Bank's core capital amounted to $5.2 million or 10.65% of adjusted total assets of $49.0 million and the Bank's risk-based capital amounted to $5.2 million or 23.92% of adjusted risk-weighted assets of $22.5 million.

      As of June 30, 1999, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                                            (In Thousands)
                                                          CORE       RISK-BASED
                                                         CAPITAL      CAPITAL
                                                         -------     ----------

            GAAP Capital ............................    $ 5,225      $ 5,225

            Additional Capital Items:

              General Valuation Allowances ..........         --          170

              Equity Investments ....................         --          (15)
                                                         -------      -------

            Regulatory Capital Computed .............      5,225        5,380

            Minimum Capital Requirement .............      1,962        1,800
                                                         -------      -------

            Regulatory Capital Excess ...............    $ 3,263      $ 3,580
                                                         =======      =======

            Regulatory Capital as a Percentage ......      10.65%       23.92%

            Minimum Capital Required as a Percentage        4.00%        8.00%
                                                         -------      -------

            Regulatory Capital as a Percentage
            in Excess of Requirements ...............       6.65%       15.92%
                                                         =======      =======

      Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 1999. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results Of Operations

      The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and six month period ended June 30, 1999, net interest income before provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

      Net income increased by $9,000 or 11.7% in the quarter ended June 30, 1999 and increased by $7,000 or 4.2% in the six months ended June 30, 1999 compared to the respective 1998 periods. The increase in the June 30, 1999 quarter was due to an increase of $146,000 in interest income and an increase in non-interest income of $8,000. These increases were offset by an increase in interest expense of $71,000, an increase in non-interest expense of $64,000, and an increase in income tax expense of $11,000. The increased net income for the first six months of 1999 was due to a $122,000 increase in net interest income, a decline in the provision for loan losses of $6,000, and an increase in non-interest income of $12,000. These factors were offset by an increase in non-interest expense of $126,000 and an increase in the provision for income taxes of $8,000.

      The $75,000 increase in net interest income in the second quarter was due to increased earning assets and a decline in the cost of funds to 4.52 % as of June 30, 1999 compared to 5.06 % as of June 30, 1998.

      Total interest income increased by $146,000 or 21.9% in the quarter ended June 30, 1999 and increased by $278,000 or 21.5% for the six months ended June 30, 1999 over the comparable 1998 periods. This is due primarily to an increase in net loans receivable of $4.8 million in the period from December 31, 1998 to June 30, 1999 and partially offset by a decline in the average interest rate earned on loans receivable.

      Total interest expense increased by $70,740 or 17.2% for the quarter and increased $156,584 or 20.0% for the six months ended June 30, 1999 over the comparable 1998 periods. This is due to an increase in interest-bearing deposits of $2.1 million and an increase of $2.0 million in advances from the Federal Home Loan Bank in the period from December 31, 1998 to June 30, 1999.

      The provisions for losses decreased by $5,764 for the six month period ended June 30, 1999 over the comparable 1998 period. At June 30, 1999, the Company's non-accruing loans amounted to $69,966. The allowance for loan losses amounted to $170,000 at June 30, 1999, representing .43% of the total loans held in portfolio and 242.9% of total non-accruing loans at such date.

      Non-interest income increased by $8,000 or 142.9% in the three months ended June 30, 1999 and increased by $12,000 or 141.4% in the six months ended June 30, 1999 over the comparable 1998 periods. The increase for both periods were attributed to increased fees for insufficient funds and deposit account service charges, and to a lesser extent income from debit card fees.

      Non-interest expenses increased in the quarter ended June 30, 1999 by $64,000 or 44.6% and increased by $126,000 or 45.9% in the six months ended June 30, 1999 over the comparable 1998 periods. The increase in the quarter was due to an increase of $42,000 in compensation and benefits, $9,000 data processing, $3,000 occupancy and equipment, $3,000 advertising and $6,000 of other expenses. The increase in the six month period was due to increases of $73,000 in compensation and benefits, $11,000 data processing, $9,000 occupancy and equipment, $10,000 advertising and $22,000 on other expenses. Compensation expense increased in both periods due to an increase in staff size and to a lesser extent through increased compensation to existing staff members. Data processing expenses increased in both periods due to increases in loan and deposit accounts and the introduction of the Bank's debit card program. Advertising expense increased due to additional advertising of the Bank's name change in February 1999 and stock conversion which was completed June 30, 1999.

      Income tax expense increased in the quarter and for the six months ending June 30, 1999 over the comparable 1998 periods due to increased income before income taxes and due to an increased effective tax rate to account for the State of Louisiana income taxes that prior to the Company's stock conversion in 1999 the Bank was not required to file State of Louisiana tax returns.

The Year 2000

      General. The Year 2000 issue confronting us, as well as our suppliers, customers, customer's suppliers and competitors, centers on the inability of many computer systems to recognize the Year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000 unless they are corrected or replaced.

      Like most financial service providers, we may be significantly affected by the Year 2000 issue due to our dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces are likely to be affected. If computer systems are not modified in order to be able to identify the Year 2000, many computer applications could fail or create erroneous results. In this event, calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated.

      In accordance with federal regulatory pronouncements, the Bank's Year 2000 plan addressed issues involving awareness, assessment, renovation, validation, implementation and contingency planning. These phases are discussed below.

      Awareness and Assessment. The Bank has a Year 2000 team, consisting of the President, an Assistant Vice President and the Compliance Officer, which is responsible for addressing Year 2000 issues. The Year 2000 team periodically reports to the Board of Directors its actions and findings.

      Management has conducted an assessment of all software, hardware, environmental systems and other computer-controlled systems. In addition, management has identified and developed an inventory of all technological components and vendors. Three service providers were identified as "mission critical", where the failure to become Year 2000 compliant in a timely manner could cause major operational risks or disruptions.

      Renovation Phase Has Been Completed. The Bank has upgraded its in-house hardware and software that was mission critical or had applications with date sensitive areas. The Bank's data processing and items processing are handled by two independent third party data centers, and both centers have indicated that they completed their renovation process. In addition, the software used with the FHLB of Dallas was replaced.

      The Bank's Validation or Testing Phase Has Ben Completed. During 1998, the Bank tested its loan origination, loan servicing, savings deposits, savings withdrawal and general ledger activities for Year 2000 compliance. All teller terminals and general ledger posting terminals were tested, and different tests were conducted with the Bank's service providers and software vendors. The Bank's service providers and software vendors were examined by the Federal Financial Institutions Examination Council, which consist of federal banking agencies, for Year 2000 compliance. However, neither the council nor its member agencies certify the Year 2000 readiness of any service provider or vendor. The Bank explored during 1998 the steps involved in switching its data processing to different service providers in the event its current providers were unable to become Year 2000 compliant in a timely manner. Based on the results of the testing, the Bank does not believe that a switch to new service providers will be necessary.

      Implementation Phase Has Been Completed. Additional testing was conducted in the first quarter of 1999, and the implementation phase has now been completed. All in-house hardware and software that is critical and date sensitive is Year 2000 compliant. In-house software that is not compliant will be used only for word processing and not for date sensitive applications.

      Contingency Planning. The Bank has adopted contingency plans in the event that one or more of its internal or external computer systems fails to operate on or after January 1, 2000. In a worst case scenario, the Bank would need to post accounts and general ledger entries manually, which was last done in the 1970's. Management has discussed a manual posting system with its independent auditors. A manual system for recording daily transactions and posting the bank's general ledger entries was developed and tested as of June 30, 1999. The third phase of Year 2000 compliance reviews has been completed by the federal regulatory agencies and the Bank's contingency and business resumption plans have been found to be in compliance with regulatory guidelines.

      The Bank has obtained a $500,000 Year 2000 line of credit from the FHLB of Dallas that can be used for liquidity purposes if other sources of funds are not available when needed. This line of credit was obtained in anticipation of higher than normal savings withdrawals in late 1999. The Bank can also obtain short-term FHLB advances if necessary.

      Risks. If one or more internal or external computer systems fail to operate properly on or after January 1, 2000, the Bank may be unable to process transactions, prepare statements or engage in similar normal business activities. If all transactions were required to be handled manually due to computer or other failures, we would need to hire additional personnel which could significantly increase our expenses.

      In the event any of our local utility companies were unable to provide electricity or other needed services, our operations would be disrupted. We are unable to provide any assurances as to the Year 2000 readiness of the utility companies. In addition, while we believe the testing described below was done in accordance with applicable regulatory guidelines, we are unable to provide any assurances that the testing took into account all problems that may develop on or after January 1, 2000.

      We believe we have taken appropriate steps with respect to matters that are within our control in order to become ready for the Year 2000 in a timely manner. Based on the steps taken to date, including testing and other documentation, management believes that its three mission critical service providers are Year 2000 compliant and that issues related to the Year 2000 will not have a material adverse effect on FPB Financial `s liquidity, capital resources or consolidated results of operations. However, we are unable to provide any assurance that we have foreseen all problems that may develop on or after January 1, 2000 or that we have taken all actions that may be considered necessary in hindsight. In addition, the readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be guaranteed by us. While our outside service providers have shared with us their testing results, the findings of examination of them by regulatory authorities and their responses to such examinations, none of the service providers have provided us with enforceable assurances. One of the mission critical service providers has indicated in writing that they are not making any express or implied representation or warranty as to their Year 2000 readiness.

      Costs. The Bank currently estimates the total cost of becoming Year 2000 compliant to be less than $15,000 of which approximately $6,000 has been incurred as of June 30, 1999.

      Status of Borrowers and Other Customers. The Bank's customer base consists primarily of individuals who use the Bank's services for personal, household or consumer uses. Management believes these customers are not likely to individually pose material Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of these customers encounter unresolved Year 2000 issues. Most of the Bank's loans are residential or consumer in nature. The Bank had 11 commercial real estate loans at December 31, 1998 with an average balance of $59,000 at that date. Management determined that the risk of these borrowers adversely impacting the Bank was not material. As a result, the Bank has not contacted its customers or borrowers to determine status of their readiness for the Year 2000.

      For new commercial real estate loans, the Bank is requiring the borrower to represent that it expects to become Year 2000 compliant in a timely manner and that it will promptly notify the Bank if the borrower or any of its material vendors or suppliers will not achieve compliance timely, in each case excluding any noncompliance that would not have a material adverse effect on the borrower's financial condition. The Bank believes these representations will assist management in monitoring the status of new commercial borrowers.

                               FPB Financial Corp.

Form 10-QSB
Quarter Ended June 30, 1999

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

      There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

      There are no matters required to be reported under sections (a) through
(c) of this item. On June 30, 1999, the Company sold 331,355 shares of its common stock at $10.00 per share in connection with the conversion of the Bank from a mutual to a stock form, resulting in gross proceeds of $3,313,550. Net proceeds amounted to $2,974,071, of which 50% was used by the Company to purchase all of the Bank's common stock issued in the conversion. Of the proceeds retained by the Company, $265,080 was used to make a loan to the Company's Employee Stock Ownership Plan ("ESOP") in order to fund the purchase of 26,508 shares by the ESOP in the conversion. The remaining net proceeds retained by the Company are being used as the Company's working capital and will be invested in investment securities.

Item 3 - Defaults Upon Senior Securities:

      There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

      On April 13, 1999, in conjunction with the Company's first annual meeting of stockholders, the Bank as the sole stockholder of the Company at the time executed a Consent of Sole Stockholder approving the following: (1) the division the directors of the Corporation into three classes, as follows: the first class, consisting of Messrs. Anderson, Durham, and Inge, has a term of office expiring at the Corporation's first annual meeting of stockholders; the second, class consisting of Messrs. Allen and McGee, has a term of office expiring at the Corporation's second annual meeting of stockholders; and the third class, consisting of Messrs. Bowden and Hutchinson, has a term of office expiring at the Corporation's third annual meeting of stockholders; (2) the election of Messrs. Anderson, Durham, and Inge for a three-year term expiring in 2002, or until their successors are elected and appointed; (3) the ratification of the appointment of Murphy, Whalen, and Broussard L.L.C. as the Corporation's independent public accountants for the fiscal year ending December 31, 1999.

Item 5 - Other Information:

      There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

      (a)   The following exhibit is filed herewith:

            EXHIBIT NO.                                  DESCRIPTION
            -----------                                  -----------

            27.1  Financial Data Schedule                Financial Data Schedule

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the quarter ended June 30,1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        FBP FINANCIAL CORP.
                                        Registrant


Date: August 12, 1999                   By: /s/ Fritz W. Anderson II
                                        ----------------------------------------
                                        Fritz W. Anderson II
                                        President and Chief Executive Officer


Date: August 12, 1999                   By: /s/ G. Wayne Allen
                                        ----------------------------------------
                                        G. Wayne Allen
                                        Secretary