Form 10QSB
period 1999-09-30
FPB FINANCIAL CORP
filed 1999-11-15
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form to

Commission File Number 000-24907

FPB Financial Corp.
( Exact name of small business issuer as specified in its charter)

LOUISIANA	(72-1438784)
( State or other jurisdiction of incorporation or organization)	(I R S Employer Identification No.)

300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70403
(Address of principal executive offices)

Issuer's telephone number, including area code:  504 345-1880

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of October 29, 1999:   331,355

     Transitional Small Business Disclosure Format (check one):

Yes  [   ]     No  [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:
Item 1 - Financial Statements

Consolidated Statements of Financial Condition September 30, 1999 (Unaudited) and
December 31, 1998	3

Consolidated Statements of Income and Comprehensive Income (Unaudited) For the Three
and Nine Months Ended September 30, 1999 and September 30, 1998	5

Consolidated Statements of Changes in Equity (Unaudited) For the Nine Months Ended
September 30, 1999 and 1998	7

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended
September 30, 1999 and 1998	8

Notes to Consolidated Financial Statements	10

Item 2 - Management's Discussion and Analysis or Plan of Operation	12

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	19
Item 2 - Changes in Securities and Use of Proceeds	19
Item 3 - Defaults Upon Senior Securities	19
Item 4 - Submission of Matters to a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits and Reports on Form 8 - K	19
Signatures	20

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	Sept. 30, 1999	Dec. 31,1998
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 580,627	$ 446,684
Interest-earning deposits in other depository institutions	4,840,086	1,904,021
TOTAL CASH AND CASH EQUIVALENTS	5,420,713	2,350,705

Investment securities (Available for Sale)	1,524,267	992,994
Mortgage - backed securities (Held to Maturity)	2,293,636	2,924,100
Federal Home Loan Bank stock	362,000	316,300

Loans receivable	40,376,887	35,032,552
Less:
Loans in process	(58,104)	(737,569)
Allowance for loan losses	(170,000)	(170,000)
Net deferred loan costs	68,551	26,689
Loans receivable, net	40,217,334	34,151,672

Accrued interest receivable	95,564	64,139
Premises and equipment, net	187,520	204,005
Prepaid expenses and other assets	33,293	54,446
TOTAL ASSETS	$ 50,134,327	$ 41,058,361

LIABILITIES AND EQUITY Deposits: Non-interest-bearing demand	$ 755,802	$ 709,739
Interest-bearing	36,955,386	33,354,904
Total Deposits	37,711,188	34,064,643

Interest payable on deposits	60,306	74,860
Advances from Federal Home Loan Bank	5,700,000	3,200,000
Accrued expense and other liabilities	87,182	94,106
Federal income tax payable	25,387	48,771
Deferred income taxes	8,209	5,827
TOTAL LIABILITIES	43,592,272	37,488,207

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
	Sept. 30, 1999 (Unaudited)	Dec. 31,1998
EQUITY Preferred stock $.01 par value, 2,000,000 shares authorized, none issued Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued and outstanding at September 30, 1999	--- --- 3,313	--- --- ---
Additional paid-in capital	2,978,587	---
Unearned ESOP shares	(254,885)	---
Retained earnings - substantially restricted	3,824,187	3,574,778
Accumulated other comprehensive income (loss)	(9,147)	(4,624)
TOTAL EQUITY TOTAL LIABILITIES AND EQUITY	6,542,055 $ 50,134,327	3,570,154 $ 41,058,361

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 1999 and 1998
Nine Months Ended September 30, 1999 and 1998

	-----Three Months Ended-----		-----Nine Months Ended-----
	Sept. 30,1999 (Unaudited)	Sept. 30, 1998 (Unaudited)	Sept. 30, 1999 (Unaudited)	Sept. 30, 1998 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 706,973	$ 586,348	$ 2,041,654	$ 1,590,427
Loans on deposits	13,014	8,049	30,146	23,664
Consumer loans	20,685	1,949	53,753	13,600
FHLB stock and other investment securities	20,684	18,750	55,589	56,012
Mortgage - backed securities	36,772	56,332	121,170	187,500
Demand deposits	70,261	43,738	137,926	137,434
TOTAL INTEREST INCOME	868,389	715,166	2,440,238	2,008,637

INTEREST EXPENSE
Deposits	417,699	407,193	1,245,200	1,153,348
Federal Home Loan Bank advances	75,007	30,331	185,874	65,960

TOTAL INTEREST EXPENSE	492,706	437,524	1,431,074	1,219,308

NET INTEREST INCOME	375,683	277,642	1,009,164	789,329

Provision for Loan Losses	---	---	---	5,764
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	375,683	277,642	1,009,164	783,565
NON-INTEREST INCOME
Gain on foreclosed real estate sold	9,541	12,313	10,019	12,313
Insurance commissions	1,236	379	4,519	4,190
Service charges on deposits	2,670	668	6,190	1,219
Other	7,894	2,355	21,858	6,792
TOTAL NON-INTEREST INCOME	21,341	15,715	42,586	24,514

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 1999 and 1998
Nine Months Ended September 30, 1999 and 1998

Three Months Ended			Nine Months Ended
	Sept. 30,1999 (Unaudited)	Sept. 30, 1998 (Unaudited)	Sept. 30 1999 (Unaudited)	Sept. 30, 1998 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	140,263	101,707	373,969	261,950
Occupancy and equipment	18,498	10,346	45,602	28,058
Data processing	18,752	14,917	54,717	40,272
Advertising	6,281	5,115	26,270	15,289
Federal insurance expense	5,259	4,396	15,080	13,361
Other	46,600	33,809	120,335	85,799
TOTAL NON-INTEREST EXPENSE	235,653	170,290	635,973	444,729

INCOME BEFORE INCOME TAXES	161,371	123,067	415,777	363,350

Income tax expense	58,100	43,200	149,800	127,400
NET INCOME	$ 103,271	$ 79,867	$ 265,977	$ 235,950
Basic earnings per common share	$ .34

COMPREHENSIVE INCOME
Net income	$ 103,271	$ 79,867	$ 265,977	$ 235,950
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	(2,541)	(661)	(4,523)	(2,642)
COMPREHENSIVE INCOME	$ 100,730	$ 79,206	$ 261,454	$ 233,308
Cash dividends paid	$ .05	$ ---	$ .05	$ ---

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 1999 and 1998

Common Stock		Additio -nal Paid-In Capital	Unearned ESOP Shares	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income	Total Equity
Balance, January 1, 1998	$ -	$ -	$ -	$3,338,631	$ -	$3,338,631

Comprehensive Income:
Net income	-	-	-	235,950	-	235,950
Other comprehensive income, net of tax
Unrealized losses on securities	-	-	-	-	(2,642)	(2,642)

Balance, Sept. 30, 1998	$ -	$ -	$ -	$3,574,581	$ (2,642)	$3,571,939

Balance January 1, 1999	$ -	$ -	$ -	$3,574,778	$ (4,624)	$3,570,154

Comprehensive Income:
Net Income	-	-	-	265,977	-	265,977
Other comprehensive income, net of tax Unrealized losses on securities	-	-	-	-	(4,523)	(4,523)
Comprehensive income	-	-	-	265,977	(4,523)	261,454

Proceeds from issuance of common stock	3,313	2,970,758	-	-	-	2,974,071
Adjustment to proceeds from issuance of common stock	-	7,352	-	-	-	7,352
Acquisition of unearned ESOP shares	-	-	(265,080)	-	-	(265,080)
ESOP shares released for allocation	-	-	10,195	-	-	10,195
Fair value of ESOP shares released in excess of cost	-	477	-	-	-	477
Dividends paid on common stock	-	-	-	(16,568)	-	(16,568)
Balance, Sept. 30,1999	$3,313	2,978,587	(254,885)	$3,824,187	(9,147)	6,542,056

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 1999 and 1998

	Nine Months Ended
	Sept. 30, 1999 (Unaudited)	Sept. 30, 1998 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 265,977	$ 235,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,161	7597
Provision for loan losses	-	5,764
Stock dividends on Federal Home Loan Bank Stock	(13,800)	(13,500)
Net loan costs deferred	(41,861)	(35,877)
Amortization of net premiums on mortgage-backed securities	4,656	6,822
ESOP compensation	10,672	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(31,425)	(17,008)
Prepaid expenses and other assets	21,153	(17,006)
Interest payable on deposits	(14,554)	36,075
Accrued expenses and other liabilities	(6,924)	20,238
Federal income tax payable	(23,384)	(40,533)
Deferred income taxes	4,712	-

Total Adjustments	(68,594)	(47,427)

Net Cash Provided by Operating Activities	197,383	188,522

CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans receivable	(6,023,801)	(7,662,510)
Purchase of investment securities	(538,126)	-
Principal payments from mortgage-backed securities	625,808	939,160
Purchase of Federal Home Loan Bank stock	(31,900)	-
Improvements to premises	(3,750)	(7,076)
Purchase of furniture, equipment and/or software	(1,926)	(41,780)

Net cash used in investing activities	(5,973,695)	(6,772,206)

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 1999 and 1998

	Nine Months Ended
	Sept. 30, 1999 (Unaudited)	Sept. 30, 1998 (Unaudited)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	3,646,545	2,971,894
Advances from Federal Home Loan Bank	2,500,000	1,900,000
Net proceeds from sale of common stock	2,716,343	-
Dividends paid on common stock	(16,568)	-

Net cash provided by financing activities	8,846,320	4,871,894

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,070,008	(1,711,790)
Cash and cash equivalents - beginning of period	2,350,705	4,235,963

Cash and cash equivalents - end of period	$ 5,420,713	$ 2,524,173

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 1999

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include the accounts of FPB Financial Corp. (the "Company") and its wholly owned subsidiary, Florida Parishes Bank (the "Bank"). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and , therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2 - Employee Stock Ownership Plan-

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a thirteen-year amortization and the shares are being released for allocation to active employees annually over the thirteen-year period. The shares pledged as collateral are deducted from stockholders equity as unearned ESOP shares in the accompanying balance sheets.

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as additional compensation expense.

The ESOP shares as of September 30, 1999 were as follows:

          Allocated shares......................................              ---
          Shares released for allocation.................           1,020
          Unreleased shares....................................       25,488
            Total ESOP shares.................................       26,508
            Fair value of unreleased shares...........       $299,484

Note 3 -Earnings Per Share -

     Earnings per share for periods prior to June 30, 1999 are not considered meaningful as the Conversion was not completed until June 30, 1999 and the 100 shares of the Company previously held by the Bank were canceled upon consummation of the Conversion as of June 30, 1999.

     The computation of basic earnings per share for the three months ended September 30, 1999 includes reported net income of $103,271 in the numerator and the weighted average number of shares outstanding of 305,357 in the denominator.

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

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at September 30, 1999 to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 with the same periods in 1998. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

     This quarterly report on Form 10 - QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect" , "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10 - QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Changes in Financial Condition

     The Company's total assets increased $9.1 million or 22.1% from $41.0 million at December 31, 1998 to $50.1 million September 30, 1999. This increase was primarily due to increases of $6.1 million in net loans receivable and $3.0 million in cash and cash equivalents. The increase in cash and cash equivalents was due to consummation of the Conversion.

     Interest-bearing deposits in other institutions increased by $2.9 million or 153.0% from $1.9 million at December 31, 1998 to $4.8 million at September 30, 1999. This increase was primarily due to the sale of FPB Financial Corp. stock.

     The demand for mortgage and consumer loans in the Bank's market area increased during the past nine months. The net loan portfolio increased $6.1 million or 17.8% from $34.2 million at December 31, 1998 to $40.2 million at September 30, 1999.

          The Company's total classified assets for regulatory purposes at September 30, 1999 (excluding loss assets specifically reserved for) amounted to $307,000, all of which was classified as substandard. The largest classified asset at September 30, 1999 consisted of a $77,000 residential loan. The remaining $230,000 of substandard assets at September 30, 1999 consisted of 14 residential mortgage loans.

     Deposits increased by $3.6 million or 10.7% from $34.1 million at December 31, 1998 to $37.7 million at September 30, 1999. The $3.6 million increase was made up entirely by increases in interest -bearing deposits. Federal Home Loan Bank advances increased by $2.5 million or 78.1% from $3.2 million at December 31, 1998 to $5.7 million at September 30, 1999. Advances were utilized as loan growth exceeded deposit growth rates, to increase liquid assets for the final quarter of 1999, and to structure liabilities for asset-liability management purposes.

     Total stockholders' equity increased by $3.0 million during the past nine months. Net income of $266,000 and the $2.7 million net proceeds from the sale of common stock increased equity during the period. Stockholders' equity at September 30, 1999 totaled $6.5 million compared to equity of $3.6 million at December 31, 1998.

Liquidity and Capital Resources

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1999, the Bank's liquidity was 27.9% or $5.6 million in excess of the minimum OTS requirement.

     The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At September 30, 1999, the Bank's core capital amounted to $5.3 million or 10.72% of adjusted total assets of $49.6 million and the Bank's risk-based capital amounted to $5.3 million or 23.84% of adjusted risk-weighted assets of $23.0 million.

     As of September 30, 1999, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$ 5,320	$ 5,320

Additional Capital Items:

General Valuation Allowances	-	170
Equity Investments	-	(15)
Regulatory Capital Computed	5,320	5,475
Minimum Capital Requirement	1,984	1,837
Regulatory Capital Excess	$ 3,336	$ 3,638
Regulatory Capital as a Percentage	10.72%	23.84%
Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	6.72%	15.84%

     Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September 30, 1999. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results Of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and nine months periods ended September 30, 1999, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

     Net income increased by $23,000 or 29.3% in the quarter ended September 30, 1999 and increased by $30,000 or 12.7% in the nine months ended September 30, 1999 compared to the respective 1998 periods. The increase in the September 30, 1999 quarter was due to an increase of $153,000 in interest income and an increase in non-interest income of $6,000. These increases were offset by an increase in interest expense of $55,000, an increase in non-interest expense of $65,000, and an increase in income tax expense of $15,000. The increased net income for the first nine months of 1999 was due to a $432,000 increase in interest income, a decline in the provision for loan losses of $6,000, and an increase in non-interest income of $18,000. These factors were offset by an increase in non-interest expense of $191,000, an increase in interest expense of $212,000 and an increase in the provision for income taxes of $22,000.

     Net interest income increased by $98,000 or 35.3% in the quarter ended September 30, 1999 and increased by $220,000 or 27.8% for the nine months ended September 30, 1999 over the comparable 1998 periods. This is primarily due to an increased net interest margin of 3.08% for the three months and 2.96% for the nine month periods ended September 30, 1999, compared to 2.69% for the three months and 2.65% for the nine month periods ended September 30, 1998.

     Total interest income increased by $153,000 or 21.4% in the quarter ended September 30, 1999 and increased by $432,000 or 21.5% for the nine months ended September 30, 1999 over the comparable 1998 periods. This is due primarily to an increase in net loans receivable of $1.2 million in the quarter ended September 30, 1999, and an increase of $6.1 million for the nine months period ending September 30, 1999.

     Total interest expense increased by $55,000 or 12.6% for the quarter and increased $212,000 or 17.4% for the nine months ended September 30, 1999 over the comparable 1998 periods. This is due to an increase in interest-bearing deposits of $1.5 million and an increase of $500,000 in advances from the Federal Home Loan Bank for the three months ended September 30, 1999 and an increase in interest-bearing deposits of $3.6 million and an increase of $2.5 million in advances from the Federal Home Loan Bank for the nine months ended September 30, 1999.

     The provisions for losses decreased by $6,000 for the nine month period ended September 30, 1999 over the comparable 1998 period. At September 30, 1999, the Company's non-accruing loans amounted to $35,000. The allowance for loan losses amounted to $170,000 at September 30, 1999, representing 0.4% of the total loans held in portfolio and 485.7% of total non-accruing loans at such date.

     Non-interest income increased by $6,000 or 35.8% in the three months ended September 30, 1999 and increased by $18,000 or 73.7% in the nine months ended September 30, 1999 over the comparable 1998 periods. The increase for both periods were attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from debit card fees. Income from the sale of real estate owned was $10,000 for the three months ended September 30, 1999 and $10,000 for the nine months ended September 30, 1999, compared to $12,000 and $12,000 for the 1998 periods.

     Non-interest expenses increased in the quarter ended September 30, 1999 by $65,000 or 38.4% and increased by $191,000 or 43.0% in the nine months ended September 30, 1999 over the comparable 1998 periods. The increase in the quarter was due to an increase of $39,000 in compensation and benefits, $4,000 data processing, $8,000 occupancy and equipment, $1,000 advertising and $13,000 of other expenses. The increase in the nine month period was due to increases of $112,000 in compensation and benefits, $14,000 data processing, $18,000 occupancy and equipment, $11,000 advertising and $35,000 on other expenses. Compensation expense increased in both periods due to an increase in staff size and to a lesser extent through increased compensation to existing staff members. The three months ended September 30, 1999 also reflected the company's initial ESOP expense of $11,000. Data processing expenses increased in both periods due to increases in loan and deposit accounts and the introduction of the Bank's debit card program. Advertising expense increased due to additional advertising of the Bank's name change in February 1999 and stock conversion which was completed June 30, 1999.

     Income tax expense increased in the quarter and for the nine months ending September 30, 1999 over the comparable 1998 periods due to increased income before income taxes and due to an increased effective tax rate to account for the State of Louisiana income taxes. Prior to the Company's stock conversion in 1999, the Bank was not required to file State of Louisiana income tax returns.

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

     The Bank's Validation or Testing Phase Has Been Completed. During 1998, the Bank tested its loan origination, loan servicing, savings deposits, savings withdrawal and general ledger activities for Year 2000 compliance. All teller terminals and general ledger posting terminals were tested, and different tests were conducted with the Bank's service providers and software vendors. The Bank's service providers and software vendors were examined by the Federal Financial Institutions Examination Council, which consists of federal banking agencies, for Year 2000 compliance. However, neither the council nor its member agencies certify the Year 2000 readiness of any service provider or vendor. The Bank explored during 1998 the steps involved in switching its data processing to different service providers in the event its current providers were unable to become Year 2000 compliant in a timely manner. Based on the results of the testing, the Bank does not believe that a switch to new service providers will be necessary.

     Implementation Phase Has Been Completed. Additional testing was conducted in the first and third quarters of 1999, and the implementation phase has now been completed. All in-house hardware and software that is critical and date sensitive is Year 2000 compliant. In-house software that is not compliant will be used only for word processing and not for date sensitive applications.

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

     In the event any of our local utility companies were unable to provide electricity or other needed services, our operations would be disrupted. We are unable to provide any assurances as to the Year 2000 readiness of the utility companies. In addition, while we believe the testing described above was done in accordance with applicable regulatory guidelines, we are unable to provide any assurances that the testing took into account all problems that may develop on or after January 1, 2000.

     We believe we have taken appropriate steps with respect to matters that are within our control in order to become ready for the Year 2000 in a timely manner. Based on the steps taken to date, including testing and other documentation, management believes that its three mission critical service providers are Year 2000 compliant and that issues related to the Year 2000 will not have a material adverse effect on FPB Financial 's liquidity, capital resources or consolidated results of operations. However, we are unable to provide any assurance that we have foreseen all problems that may develop on or after January 1, 2000 or that we have taken all actions that may be considered necessary in hindsight. In addition, the readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be guaranteed by us. While our outside service providers have shared with us their testing results, the findings of examination of them by regulatory authorities and their responses to such examinations, none of the service providers have provided us with enforceable assurances. One of the mission critical service providers has indicated in writing that they are not making any express or implied representation or warranty as to their Year 2000 readiness.

     Costs. The Bank currently estimates the total cost of becoming Year 2000 compliant to be less than $15,000 of which approximately $7,500 has been incurred as of September 30, 1999.

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

     For new commercial real estate loans, the Bank is requiring the borrower to represent that it expects to become Year 2000 compliant in a timely manner and that it will promptly notify the Bank if the borrower or any of its material vendors or suppliers will not achieve compliance timely, in each case excluding any noncompliance that would not have a material adverse effect on the borrower's financial condition. The Bank believes these representations will assist management in monitoring the status of new commercial borrowers. As of September 30, 1999, the bank is not aware of any new commercial borrowers who pose a material year 2000 risk of business of business failure, and the bank does not believe that the year 2000 will have any significant adverse effect on the local real estate market, which secures the vast majority of the bank's loan portfolio.

FPB Financial Corp.

Form 10-QSB

Quarter Ended September 30, 1999

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

There are no matters required to be reported under sections (a) through (c) of this item. On June 30, 1999, the Company sold 331,355 shares of its common stock at $10.00 per share in connection with the conversion of the Bank from a mutual to a stock form, resulting in gross proceeds of $3,313,550. Net proceeds amounted to $2,974,071, of which 50% was used by the Company to purchase all of the Bank's common stock issued in the conversion. Of the proceeds retained by the Company, $265,080 was used to make a loan to the Company's Employee Stock Ownership Plan ("ESOP") in order to fund the purchase of 26,508 shares by the ESOP in the conversion. The remaining net proceeds retained by the Company are being used as the Company's working capital and have been invested in investment securities.

Item 3 - Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5 - Other Information:

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

  The following exhibit is filed herewith:

     EXHIBIT NO.                                                                                   DESCRIPTION

     ------------------                                                                                  -----------------------

           27.1   Financial Data Schedule                                              Financial Data Schedule

  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.

Registrant

Date: October 29, 1999

By : /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date:  October 29, 1999

By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary