Form 10KSB40
period 1999-12-31
FPB FINANCIAL CORP
filed 2000-03-29
CIK 1081049

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

__X__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.: 000-24907

FPB Financial Corp.
(Name of Small Business Issuer in Its Charter)

Louisiana	72-1438784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
300 West Morris Avenue Hammond, Louisiana	70401
(Address of Principal Executive Offices)	(Zip code)

Issuer's telephone number, including area code: (504) 345-1880

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock (par value $.01 per share)
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

State the issuer's revenues for its most recent fiscal year: $3,399,684

Based upon the $10.562 per share average bid and asked price of the Issuer's common stock as of March 21, 2000, the aggregate market value of the 267,147 shares of the Issuer's common stock deemed to be held by non-affiliates of the Issuer was $2.8 million. Although directors and executive officers of the Issuer and certain of its employee benefit plans were assumed to be "affiliates" of the Issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 21, 2000: 328,655

Transitional Small Business Disclosure Format (check one): Yes ____ No X

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-KSB; and (2) portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I.

Item 1. Business.

General

     FPB Financial Corp. (the "Company") is a Louisiana corporation organized in February 1999 by Florida Parishes Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization on June 30, 1999 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank.

     The Bank is a federally-chartered stock savings bank that was originally formed in 1922 as Florida Parishes Homestead Association. The Bank changed its name to Florida Parishes Bank when it converted to a federal mutual savings bank in February 1999.

     References in this document to the Company include the Bank, unless the context otherwise requires. References to"we", "our," "us" and similar expressions include the Company and the Bank.

     Our business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one- to four-family residential loans and, to a lesser extent, consumer loans, construction loans, commercial real estate loans and land loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits and borrowings. At December 31, 1999, we had total assets of $52.5 million, deposits of $39.5 million and total stockholders' equity of $6.6 million.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

     This Form 10-KSB includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which we operate); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and changes in other risks detailed in this Form 10-KSB and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     The Company's executive office is located at 300 West Morris Avenue, Hammond, Louisiana 70403, and its telephone number is (504) 345-1880.

Lending Activities

     General. At December 31, 1999, the Company's net loan portfolio totaled $40.8 million, representing approximately 77.7 % of the Company's $52.5 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 1999 were loans originated by the Bank. The principal lending activity of the Bank is the origination of one- to four-family residential loans and consumer loans. At December 31, 1999, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $34.2 million or 81.7 % of the total loan portfolio and consumer loans amounted to $4.8 million or 11.4 % of the total loan portfolio, in each case before net items. To a lesser extent, the Bank originates construction loans, commercial real estate loans and land loans. At December 31, 1999, construction loans amounted to $1.2 million or 2.9 % of the total loan portfolio, commercial real estate loans totaled $1.1 million or 2.7 % of the total loan portfolio, and land loans amounted to $582,000, or 1.4 % of the total loan portfolio, in each case before net items.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

     A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (a) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (b) $500,000. At December 31, 1999, the Bank's limit on loans-to-one borrower was $800,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $489,000, $355,000, $330,000, $295,000 and $290,000. All of the Bank's five largest loans or groups of loans were performing in accordance with their terms at December 31, 1999 .

     Loan Portfolio Composition. The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	1999		1998
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$34,223	81.7%	$30,199	86.2%
Construction(1)	1,196	2.9	1,132	3.2
Commercial real estate	1,136	2.7	650	1.9
Land	582	1.3	421	1.2
Total real estate loans	37,137	88.6	32,402	92.5
Consumer loans:
Loans secured by one-to four
family residential properties	2,221	5.3	1,109	3.2
Loans secured by savings accounts	879	2.1	467	1.3
Second mortgages	373.9		473	1.4
Automobile	763	1.8	378	1.1
Unsecured	289.7		150.4
Other	237.6		53.1
Total consumer loans	4,762	11.4	2,630	7.5
Total loans	41,899	100.0%	35,032	100.0%
Less:
Loans in process	1,006		737
Deferred (cost) fees and discounts	(66)		(27)
Allowance for loan losses	170		170
Total loans receivable, net	$40,789		$34,152

_________________

(1)      Consists solely of one- to four-family residential construction loans.

     Origination of Loans. The lending activities of the Bank are subject to the written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Bank's Board of Directors.

     Under the Bank's real estate lending policy, a title insurance policy must be obtained for each real estate loan for $25,000 or more. The Bank also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. The Bank does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums. The Bank generally obtains the financial statements of the borrower if the requested loan exceeds $25,000 and an assignment of life insurance if the requested loan exceeds $150,000.

     The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Bank's Loan Officer, its Senior Vice President and its President may individually approve secured loans up to $25,000, $80,000 and $100,000, respectively, and unsecured loans up to $10,000, $40,000 and $50,000, respectively. All loans exceeding $100,000 and those secured by real estate outside the Bank's market area must be approved by the Board of Directors' loan committee.

The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

	Year Ended December 31,
	1999	1998	1997
	(In Thousands)
Loan originations(1):
One- to four-family residential	$9,356	$14,258	$ 5,863
Construction(2)	1,516	948	330
Commercial real estate	670	193	196
Land	488	285	41
Consumer	3,634	3,068	941
Total loans originated	15,664	18,752	7,371
Loan principal reductions	(8,797)	(7,280)	(4,060)
Increase (decrease) due to other items, net(3)	(230)	(613)	(23)
Net increase in loan portfolio	$ 6,637	$10,859	$ 3,288

(1)      Includes loans refinanced by existing borrowers of the Bank.

(2)       Consists solely of one- to four-family residential construction loans.

(3)      Other items, net include the effects relating to loans in process, deferred loan origination fees or costs, and the allowance for loan losses.

     Although federal laws and regulations permit federally chartered savings institutions, such as the Bank, to originate and purchase loans secured by real estate located throughout the United States, the Bank's present lending is done primarily within its primary market area, which consists of Tangipahoa Parish in Louisiana. Subject to the Bank's loans-to-one borrower limitation, the Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Bank's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1999, the Bank was well within each of the above lending limits.

     One- to Four-Family Residential Real Estate Loans. The primary real estate lending activity of the Bank is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1999, $34.2 million or 81.7% of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one- to four-family residential loans (excluding construction loans).

     The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Bank. The Bank's lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. The one- to four-family residential loans which have a loan-to-value ratio in excess of 80% bear a higher interest rate but do not require private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include "due-on-sale" clauses.

     The residential mortgages originated by the Bank primarily consist of fixed-rate loans maturing in 10, 15, 20 or 30 years. The Bank also offers balloon mortgages that mature in three to five years, with principal amortized over 10 to 15 years. Of the $10.9 million of one- to four-family residential loans originated in 1999, $9.4 million or 86.2% consisted of fixed-rate loans maturing within 10 to 30 years. Of the total residential loan portfolio of $36.8 million at December 31, 1999, $31.4 million or 85.3% consisted of fixed-rate loans with an original maturity of 10 to 30 years.

     The Bank has the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Bank offers adjustable-rate mortgages ("ARMs") on which the interest rate adjusts every one, three or seven years based upon the one-year T-bill index plus a specified margin. However, because the Bank does not offer teaser rates, the Bank is generally not competitive in its market area in the origination of ARMs. In addition, with the decline in mortgage rates in recent years, borrowers generally prefer fixed-rate mortgages in the Bank's market area. The Bank has not originated any ARMs in the last two years. At December 31, 1999, one- to four-family residential ARMs represented $2.8 million or 6.7% of the total loan portfolio, before net items.

     Construction Loans. At December 31, 1999, $1.2 million or 2.9% of the Company's total loan portfolio, before net items, consisted of loans for the construction of single-family residences. Construction loans are being actively marketed, and the origination of construction loans increased to $1.5 million in 1999 from $948,000 in 1998. At the choice of the borrower, the Bank will generally originate both the construction loan and the permanent loan at one closing. In this event, the loan is treated as a one- to four-family residential loan from the date of origination. Otherwise, the Bank will originate only an interim construction loan for a period of six to nine months. All of the construction loans bear a fixed interest rate. The funds are disbursed as various phases of the construction are completed. At December 31, 1999, the Bank had no spec construction loans.

     Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Bank generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

     Commercial Real Estate Loans. The Bank's commercial real estate loan portfolio primarily consists of loans secured by professional offices, churches and multi-family residences located within the Bank's primary market area. Commercial real estate loans amounted to $1.1 million or 2.7% of the total loan portfolio at December 31, 1999. The largest commercial real estate loan at December 31, 1999 was a $263,000 loan secured by a commercial building. The average balance of the 14 commercial real estate loans at December 31, 1999 was approximately $81,000.

     Of the 14 commercial real estate loans, seven had fixed interest rates, were fully amortizing over an original term to maturity of three to 15 years, and had an aggregate principal balance of $430,000 at December 31, 1999. One loan had an adjustable interest rate and an aggregate principal balance of $15,000 at December 31, 1999. The remaining six loans were fixed-rate balloon mortgages with a balance of $691,000 at that date. As part of its commitment to loan quality, the Bank's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Bank and are reviewed by management. In originating nonresidential loans, the Bank considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management.

     Commercial real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank generally attempts to mitigate the risks associated with commercial real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

     Land Loans. As of December 31, 1999, the Bank's land loans are secured by vacant lots which are generally expected to be used for residential purposes. These loans are generally three- to five-year balloon mortgages, with principal amortized over 10 to 15 years. These loans bear a fixed interest rate. At December 31, 1999, the Bank's land loans amounted to $582,000, or 1.4% of the total loan portfolio. The average balance of the 24 land loans at December 31, 1999 was approximately $24,000.

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions.

     Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1999, $4.8 million or 11.4% of the Company's total loan portfolio consisted of consumer loans.

     The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Bank include short-term loans secured by one- to four-family residences and loans secured by deposit accounts in the Bank, second mortgages, automobile loans, unsecured loans and other miscellaneous loans.

     The consumer loans secured by one- to four-family residential properties are generally three- to five-year balloon, first lien mortgages, with principal amortized over 10 to 15 years. These loans are not for the purpose of purchasing a house, and the loan proceeds can be used for any purpose. These loans are more likely to have a loan-to-value ratio of up to 90%. These consumer loans secured by residential property amounted to $2.2 million or 5.3% of the total loan portfolio at December 31, 1999, compared to $1.1 million at December 31, 1998.

     The Bank offers loans secured by deposit accounts in the Bank, which loans amounted to $879,000 or 2.1% of the Company's total loan portfolio at December 31, 1999. Such loans are originated for up to 95% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

     The Bank offers second mortgages secured by one-to four-family residences, even on properties where the first mortgage is held by another lender. The amount of the second mortgage, when combined with the amount of the first mortgage, is limited to 90% of the appraised value of the property. Second mortgages amounted to $ 373,000 or .9% of the total loan portfolio at December 31, 1999, compared to $473,000 at December 31, 1998.

     The Bank offers automobile loans on both new and used vehicles, with most of the loans secured by new vehicles. The automobile loans have fixed interest rates and terms of up to five years for new vehicles and 42 months for used vehicles. Automobile loans amounted to $ 763,000 or 1.8% of the total loan portfolio at December 31, 1999, compared to $378,000 at December 31, 1998.

     The unsecured loans originated by the Bank are generally for $10,000 or less and have a maximum term of 36 months. These loans bear a fixed interest rate and require monthly payments of principal and interest. Unsecured loans amounted to $289,000 or .7% of the total loan portfolio at December 31, 1999.

     Other consumer loans primarily consist of small boats and overdrafts. These loans amounted to $237,000 or .6% of the total loan portfolio at December 31, 1999. The Bank originates these loans only to a limited extent.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

     In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1999, the Bank had $66,000 of deferred costs which will be expensed over the contractual maturities of the related loans.

     Contractual Maturities. The following table shows the scheduled contractual maturities of the Company's loans as of December 31, 1999, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below reflect normal principal amortization but do not take into account loan prepayments.

	One- to four-family residential	Construction Loans	Commercial Real Estate Mortgages	Land Loans	Consumer Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$ 585	$ 1,196	$ 44	$ 173	$ 836	$ 2,834
After one year through two years	615	--	95	85	351	1,146
After two years through three years	1,026	--	710	213	358	2,307
After three years through five years	1,961	--	118	111	623	2,813
After five years through ten years	8,413	--	169	--	--	8,582
After ten years through fifteen years	12,474	--	0	--	--	12,474
After fifteen years	11,743	--	0	--	--	11,743
Total	$36,817	$ 1,196	$ 1,136	$582	$ 2,168	$ 41,899

     The following table shows the dollar amount of all loans, before net items, due after one year from December 31, 1999 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential	$33,349	$2,883	$36,232
Commercial real estate mortgages	1,077	15	1,092
Land	409	--	409
Consumer	1,332	--	1,332
Total	$36,167	$2,898	$39,065

     Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the Company's portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loans rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

Asset Quality

     General. The Bank mails delinquent notices to borrowers when a borrower fails to make a required payment within 10 days of the date due. Additional notices begin when a loan becomes 20 days past due. Late charges are generally imposed following the 10th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank institutes foreclosure or other collection proceedings when necessary to minimize any potential loss. Before foreclosure proceedings start, the Bank determines whether an environmental study needs to be conducted first.

     Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest. Specific reserves are established when a consumer loan becomes 120 days past due.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under generally accepted accounting principles are classified as real estate owned until sold. The Bank had no real estate owned at December 31, 1999 or 1998.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amount and as a percentage of the Company's total loan portfolio. The dollar amounts shown equal the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 1999, all of the Company's delinquent loans were permanent one to four family residential loans, and the Company had no commercial real estate loans, construction loans, land loans, or consumer loans which were delinquent 30 or more days.

Amount %
(Dollars in Thousands)

Loans delinquent for:
30 - 59 days	$ 60.14%
60 - 89 days	20.05
90 days and over	174.42
Total delinquent loans	$ 254.61%

     Non-Performing Assets. The following table shows the Company's non-performing assets at the dates indicated. The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at the dates shown.

	December 31,
	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$ 174	$ 202
Consumer	--	--
Total non-accruing loans	174	202
Real estate owned	--	--
Total non-performing assets	$ 174	$ 202
Total non-performing loans as a percentage of total loans	.42%	.58%
Total non-performing assets as a percentage of total assets	.33%	.49%

     The $174,000 of non-accruing loans at December 31, 1999 consisted of 6 one- to four-family residential loans, of which the largest loan was for $88,000. All of the residential properties securing these loans are located in either Tangipahoa or Livingston Parish.

     If the $174,000 of non-accruing loans at December 31, 1999 had been current in accordance with their terms during 1999, the gross interest income on such loans would have been approximately $14,000. A total of $11,000 of interest income on these non-accruing loans was actually recorded in 1999.

     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

     All loans for $200,000 or more are reviewed annually under the Bank's asset classification policy, and other loans are reviewed based on delinquency reports. The Bank's total classified assets at December 31, 1999 (excluding loss assets specifically reserved for) amounted to $450,000, all of which was classified as substandard. The largest classified asset at December 31, 1999 consisted of an $88,000 fixed-rate residential loan. The remaining $362,000 of substandard assets at December 31, 1999 consisted of 16 residential mortgage loans totaling $358,000 and a $4,000 multi-family residential loan.

     Allowance for Loan Losses. At December 31, 1999, the Company's allowance for loan losses amounted to $170,000 or .40% of the total loan portfolio. The Company's loan portfolio consists primarily of residential mortgage loans and, to a lesser extent, commercial real estate loans, land loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. The Company significantly increased its allowance for loan losses in 1998 by incurring an $81,000 provision for loan losses, compared to a $6,000 provision for 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses" in the Company's 1999 Annual Report to Stockholders, which is filed as Exhibit 13.1 hereto (the "1999 Annual Report"), for a discussion of the increase in 1998, and changes in the allocation of the allowance for loan losses in 1999. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

     The following table shows changes in the Company's allowance for loan losses during the periods indicated.

	Year Ended December 31,
	1999	1998
	(Dollars in Thousands)
Total loans outstanding at end of period	$ 41,899	$35,032
Average loans outstanding	$ 38,319	$28,771

Balance at beginning of period	$ 170	$ 89
Charge-offs	--	--
Recoveries	--	--
Net charge-offs (recoveries)	--	--
Provision for loan losses	--	81
Balance at end of period	$ 170	$ 170

Allowance for loan losses as a percent of total loans outstanding	.40%	.49%
Ratio of net charge-offs (recoveries) to average loans outstanding	-- %	-- %

     The following table shows how the Company's allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	1999		1998
	Amount of Allowance	LoanCategory as a % of Total Loans	Amount of Allowance	LoanCategory as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$ 90	81.7%	$ 100	86.2%
Construction	20	2.9	20	3.2
Commercial real estate	25	2.7	15	1.9
Land	10	1.3	10	1.2
Consumer	25	11.4	25	7.5
Total	$170	100.0%	$ 170	100.0%

Securities - Held to Maturity

     All securities held to maturity are mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as the Company receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

     Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

     The Company's mortgage-backed securities consist entirely of Government National Mortgage Association ("GNMA") securities. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.

     At December 31, 1999, the Company's mortgage-backed securities amounted to $2.2 million, which represented 4.2% of the Company's $52.5 million of total assets at that date. All of the Company's $2.2 million of mortgage-backed securities at December 31, 1999 are accounted for as held to maturity, and $2.1 million had adjustable interest rates. The Company's mortgage-backed securities at December 31, 1998 amounted to $2.9 million. The Company did not purchase any mortgage-backed securities in either 1999 or 1998. For information regarding the maturities of the Company's mortgage-backed securities, see Notes to Consolidated Financial Statements in the 1999 Annual Report.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

     The following table shows the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

	At or For the Year Ended December 31,
	1999	1998
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period (cost)	$2,924	$4,184
Purchases	--	--
Repayments	(752)	(1,251)
Premium amortization	(6)	(9)
Mortgage-backed securities at end of period (cost)	$ 2,166	$2,924
Mortgaged-backed securities at end of period (fair value)	$ 2,182	$2,941
Weighted average yield at end of period	6.27%	6.61%

Securities - Available for Sale

     The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances, federal funds, common stock, etc. Each purchase of a type of investment security is approved by the Board of Directors.

     At December 31, 1999, the Company's available for sale securities consist of $3.0 million in United States Government agencies securities, $1.0 million in a mutual fund which invests in adjustable-rate mortgages and $38,000 in common stock. At December 31, 1998, the Company's available for sale security consisted solely of a $1.0 million investment in a mutual fund which invests in adjustable rate mortgages.

     The investment securities have a weighted average yield of 6.28% at December 31, 1999.

     The fair values of the investment securities were $4.0 million at December 31, 1999 and $993,000 at December 31, 1998.

Sources of Funds

     General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds primarily from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are also used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

     Deposits. The Bank's deposits are attracted principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The Bank's deposits are obtained primarily from residents of Tangipahoa Parish and, to a lesser extent, Livingston and St. Tammany Parishes. Management of the Bank estimates that less than 1% of the Bank's deposits are obtained from customers residing outside of Louisiana. The Bank does not pay fees to brokers to solicit funds for deposit with the Bank or actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the Bank's needs for funds or liquidity, growth goals and federal and state regulations.

     The following table shows the amount of deposits at the Bank by types of deposit at the dates indicated.

	December 31,
	1999		1998
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
3.01% - 4.00%	$ 903	2.3%	$ 502	1.5%
4.01% -5.00%	12,226	30.9	7,104	20.8
5.01% - 6.00%	15,505	39.3	18,190	53.3
6.01% - 7.00%	1,227	3.1	1,800	5.2
Total certificate accounts	29,861	75.6	27,596	80.8
Transaction accounts:
Passbook accounts	1,498	3.8	1,090	3.2
Money market accounts	2,505	6.3	3,453	10.1
NOW accounts(1)	5,590	14.2	1,926	5.7
Total transaction accounts	9,593	24.3	6,469	19.0
Accrued interest payable	47.1		75.2
Total deposits	$39,501	100.0%	$34,140	100.0%

(1)      Includes noninterest-bearing checking accounts, which amounted to $951,000 at December 31, 1999, compared to $710,000 at December 31, 1998.

     The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	1999		1998
	Average Balance	AverageRate Paid	Average Balance	AverageRate Paid
	(Dollars in Thousands)

Passbook savings accounts	$ 1,446	2.00%	$ 998	2.22%
Demand and NOW accounts(1)	3,312	3.86	941	2.06
Money market deposit accounts	3,212	3.55	2,849	3.74
Certificates of deposit	28,163	5.09	26,244	5.40
Total interest-bearing deposits(2)	$ 36,133	4.68%	$31,032	5.04%
Noninterest-bearing deposits	1,015
Total deposits	$ 37,299		$31,032

___________________

(1)      1998 Includes noninterest-bearing deposits.

(2)      Excludes accrued interest payable.

     The following table shows the activity in the Bank's deposits during the periods indicated.

	Year Ended December 31,
	1999	1998
		(In Thousands)
Net increase before interest credited(1)	$4,455	$3,623
Interest credited	934	1,146
Net increase in deposits(2)	$5,389	$4,769

____________________

(1)      The information provided is net of deposits and withdrawals because the gross amount of deposits and withdrawals is not readily available.

(2)      Excludes accrued interest payable on deposits.

     The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area. The Bank actively competes with other institutions on a rate basis, and the Bank has frequently taken a position of price leadership in its market area.-

     The following table shows the interest rate and maturity information for the Bank's certificates of deposit at December 31, 1999.

	Maturity Date
	One Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
3.01% - 4.00%	$ 903	$ --	$ --	$ --	$ 903
4.01% - 5.00%	9,747	2,479	--	--	12,226
5.01% - 6.00%	9,599	3,812	758	1,336	15,505
6.01% - 7.00%	545	--	102	580	1,227
Total	$20,794	$ 6,291	$ 860	$ 1,960	$29,861

The following table shows the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1999.

Certificates of deposit maturing in quarter ending:	Amount
(In Thousands)
March 31, 2000	$ 337
June 30, 2000	754
September 30, 2000	1,097
December 31, 2000	1,647
After December 31, 2000	1,911
Total certificates of deposit with balances of $100,000 or more	$5,746

     Borrowings. The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

     As of December 31, 1999, the Bank was permitted to borrow up to an aggregate total of $17.4 million from the FHLB of Dallas. The Bank had $6.2 million of FHLB advances outstanding at December 31, 1999, compared to $3.2 million at December 31, 1998.

     The following table shows certain information regarding the borrowings of the Company at or for the dates indicated:

	At or for the Year Ended December 31,
	1999	1998
	(Dollars in Thousands)

FHLB advances:
Average balance outstanding	$4,792	$1,819
Maximum amount outstanding at any month-end during the period	$6,200	$3,200
Balance outstanding at end of period	$6,200	$3,200
Average interest rate during the period	5.73%	5.88%
Weighted average interest rate at end of period	5.96%	5.69%

Subsidiaries

     At December 31, 1999, the Company's only subsidiary is the Bank.

Total Employees

     The Company had 12 full-time employees and 0 part-time employees at December 31, 1999. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Our Market Area

     The Company's primary market area for lending and deposits is Tangipahoa Parish, which is located in southeast Louisiana. To a lesser extent, the Company serves customers in the adjacent parishes of Livingston and St. Tammany. The Company's market area can be characterized as a combination of rural and suburban areas. Tangipahoa Parish maintains a large commuter population with residents commuting to jobs in the New Orleans and Baton Rouge metropolitan areas. The parish's population increased from approximately 86,000 in 1990 to 96,500 in 1999, representing an annual growth rate of 1.3%. The increased demand for housing resulting from the population growth has had a positive impact on real estate values in Tangipahoa Parish in recent years.

     Educational facilities are three of the four largest employers in Tangipahoa Parish, including Southeastern Louisiana University. The second largest employer is North Oaks Medical Center. Median 1999 family income of $31,600 in Tangipahoa Parish is lower than the comparative medians for Louisiana and the United States, which is indicative of the market area's more rural nature that provides for a lower cost of living than the more heavily populated markets within the state. The unemployment rate in Tangipahoa Parish was 5.4% in December 1999. This rate is higher than the comparative measures for Louisiana and the United States, which tends to be a characteristic of rural markets in general as the result of seasonal agricultural employment fluctuations.

Competition

     The Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Bank faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The Bank does not rely upon any individual group or entity for a material portion of its deposits. The Bank's ability to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

Regulation

     The following discussion of certain laws and regulations which are applicable to FPB Financial and Florida Parishes Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to FPB Financial and the Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

FPB Financial

     Holding Company Acquisitions. FPB Financial is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is registered with the OTS. Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. FPB Financial operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings institution subsidiaries. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

  the payment of dividends by the savings institution;
  transactions between the savings institution and its affiliates; and
  any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     If the savings institution subsidiary of a unitary savings and loan holding company fails to meet the qualified thrift lender test, as discussed under "- The Bank - Qualified Thrift Lender Test," then such holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

     Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "- The Bank - Capital Distributions."

     Restrictions on Transactions With Affiliates. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

     In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;
  purchase or invest in securities of an affiliate other than shares of a subsidiary;
  purchase a low-quality asset from an affiliate; or
  engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

     With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     OTS regulations generally exclude all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. OTS regulations also provide that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

The Bank

     General. The OTS is the Bank's chartering authority and primary federal regulator. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The Bank also is subject to regulation and examination by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund.

     The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for 1995 and the first nine months of 1996 were .23% (per annum) of insured deposits.

     Both the SAIF and the Bank Insurance Fund ("BIF") are required by law to maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks. The deposit insurance premiums for BIF member institutions were reduced to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, as compared to 23 basis points for SAIF members in the lowest risk category.

     On September 30, 1996, new legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. The legislation also provided for the elimination of the premium differential between SAIF-insured and BIF-insured institutions and for the merger of the BIF and the SAIF, with the merger being conditioned upon the prior elimination of the thrift charter.

     Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid 6.4 basis points to fund the Financing Corporation, while BIF member institutions paid approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based on the Bank's assessable deposits in 1999 and 1998, the premium reduction resulted in a pre-tax cost savings of approximately $62,000 in 1999 and $50,000 in 1998 for the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 1999. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with greater than "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the OTS to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the OTS indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The OTS also indicated that it would continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process.

     Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

     At December 31, 1999, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.4%, 10.4% and 23.2%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of December 31, 1999.

	Tangible Capital	Core Capital(1)	Risk-Based Capital (2)
	(Dollars in Thousands)
Capital under GAAP	$ 5,387	$ 5,387	$ 5,387
Additional capital items:
Unrealized loss on securities available for sale, net of taxes	21	21	21
General valuation allowances(3)			170
Less equity investment			(15)
Regulatory capital	5,408	5,408	5,563
Minimum required regulatory capital(4)	779	1,559	1,921
Excess regulatory capital	$ 4,629	$ 3,849	$ 3,642

Regulatory capital as a percentage	10.40%	10.40%	23.17%
Minimum capital required as a percentage(4)	1.50%	3.00%	8.00%
Regulatory capital as a percentage in excess of requirements	8.9%	7.4%	15.17%

__________________________

(1)      Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized."

(2)      Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

(3)      General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4)      Tangible and core capital are computed as a percentage of adjusted total assets of $52.0 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $24.0 million.

     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

     In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

     At December 31, 1999, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

     Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1999, the Bank's liquidity ratio was 29.3%.

     Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender or QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Code or meeting the second prong of the QTL test set forth in the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

  the institution may not engage in any new activity or make any new investment, unless such activity or investment is permissible for a national bank;
  the branching powers of the institution shall be restricted to those of a national bank;
  the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTS; and
  payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

     Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

  loans made to purchase, refinance, construct, improve or repair domestic residential housing;
  home equity loans;
  most mortgage-backed securities;
  stock issued by the FHLB of Dallas; and
  direct or indirect obligations of the FDIC.

     In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the qualified thrift investments of the Bank were approximately 85.8% of its portfolio assets.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1999, the Bank had $6.2 million of FHLB advances. See Note 8 of Notes to Consolidated Financial Statements in the 1999 Annual Report.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $367,000 in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Bank's FHLB stock was 5.45% in 1999 and 5.94% in 1998.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts, and a reserve of 10% against all remaining net transaction accounts. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

     Thrift Charter. Congress has been considering legislation in various forms that would require savings institutions, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for savings institutions and commercial banks. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and its parent holding company.

Taxation

Federal Taxation

     General. FPB Financial and the Bank are subject to the corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of FPB Financial and the Bank and is not a comprehensive discussion of the tax rules applicable to FPB Financial and the Bank.

     Fiscal Year. FPB Financial and the Bank will file federal income tax returns on the basis of a calendar year ending on December 31. Separate returns will be filed for 1999 and it is expected that separate returns will be filed for the foreseeable future.

     Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1995, the Bank's post-1987 excess reserves amounted to approximately $154,000. The recapture, over a six-year period, commenced January 1, 1998. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 1999, the federal income tax reserves of the Bank included $ 503,000 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion, the retained earnings of the Bank are substantially restricted.

     Distributions. If the Bank were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, it is in redemption of shares,
  it is pursuant to a liquidation of the institution, or
  in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

     The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. Tax preference items include the following:

  depreciation, and
  75% of the excess (if any) of

(1) adjusted current earnings as defined in the Code, over

(2) AMTI determined without regard to this preference and prior to reduction by net operating losses.

     Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

     Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

     The Bank's federal income tax returns for the 1997 and subsequent tax years are open under the statute of limitations and are subject to review by the IRS. The Bank has not been audited by the IRS during the last five years.

State Taxation

     FPB Financial is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned by FPB Financial within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of

(a) 20% of the Bank's capitalized earnings, plus

(b) 80% of the Bank's taxable stockholders' equity,

and to subtract from that figure 50% of the Bank's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2. Description of Property

     At December 31, 1999, Florida Parishes conducted its business from its headquarters and sole office at 300 West Morris Avenue, Hammond, Louisiana 70403. The Bank owns the building and land at this site. The estimated net book value of the electronic data processing and other office equipment owned by Florida Parishes was $41,000 at December 31, 1999.

Item 3. Legal Proceedings

     The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

     The information required herein, to the extent applicable, is incorporated by reference from Page 41 of the Company's 1999 Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required herein is incorporated by reference from pages 4 to 13 of the 1999 Annual Report.

Item 7. Financial Statements.

     The information required herein is incorporated by reference from pages 16 to 40 of the 1999 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required herein is incorporated by reference from pages 4 to 5 and 8 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 25, 2000, which will be filed within 120 days of December 31, 1999 ("Definitive Proxy Statement").

Item 10. Executive Compensation.

     The information required herein is incorporated by reference from pages 8 to 11 of the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required herein is incorporated by reference from pages 6 to 8 of the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

     The information required herein is incorporated by reference from page 11 of the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the Years Ended

December 31, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the

Years Ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the Years

ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

Exhibit Index

2.1* Plan of Conversion

3.1* Articles of Incorporation of FPB Financial Corp.

3.2* Bylaws of FPB Financial Corp.

4.1* Stock Certificate of FPB Financial Corp.

10.1* Employment Agreement among FPB Financial Corp., Florida Parishes Bank and Fritz W. Anderson, II dated June 30, 1999

10.2* Employment Agreement among FPB Financial Corp., Florida Parishes Bank and G. Wayne Allen dated June 30, 1999

13.1 1999 Annual Report to Stockholders

27.1 Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-74259) filed by the Company with the SEC on March 11, 1999, as subsequently amended.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB FINANCIAL CORP.
Date: March 23, 2000	By: /s/ Fritz W. Anderson II Fritz W. Anderson II President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fritz W. Anderson, II Fritz W. Anderson, II Director, President and Chief Executive Officer (principal financial and accounting officer)	March 23, 2000
/s/ G. Wayne Allen. G. Wayne Allen Director, Senior Vice President and Secretary	March 23, 2000
/s/ Bill W. Bowden Bill W. Bowden Chairman of the Board	March 23, 2000
/s/ Dan R. Durham Dan R. Durham Director	March 23, 2000
/s/ Wilbert H. Hutchinson Wilbert H. Hutchinson Director	March 23, 2000
/s/ Richard S. Inge Richard S. Inge Director	March 23, 2000
/s/ John L. McGee John L. McGee Director	March 23, 2000