Form 10QSB
period 2000-03-31
FPB FINANCIAL CORP
filed 2000-05-12
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form to

Commission File Number 000-26403

FPB Financial Corp.
( Exact name of small business issuer as specified in its charter)
LOUISIANA	(72-1438784)
( State or other jurisdiction of	(I R S Employer
incorporation or organization)	Identification No.)

300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70401
(Address of principal executive offices)

Issuer's telephone number, including area code: 504 345-1880

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 11, 2000: 331,355

Transitional Small Business Disclosure Format (check one):

Yes[ ]    No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2000 AND DECEMBER 31, 1999
	March 31, 2009	Dec. 31,1999
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 1,195,867	$ 649,662
Interest- earning deposits in other depository institutions	761,903	4,133,957
TOTAL CASH AND CASH EQUIVALENTS	1,957,770	4,783,619

Investment securities (Available for Sale)	7,486,438	4,001,316
Investment securities (Held to Maturity)	2,085,864	2,165,675
Federal Home Loan Bank stock	372,800	367,200

Loans receivable	43,926,382	41,899,310
Less:
Loans in process	(868,984)	(1,006,401)
Allowance for loan losses	(170,000)	(170,000)
Net deferred loan costs	71,980	65,754
Loans receivable, net	42,959,378	40,788,663

Accrued interest receivable	208,397	115,275
Premises and equipment, net	294,274	205,176
Prepaid expenses and other assets	31,551	44,987
TOTAL ASSETS	$ 55,396,472	$ 52,471,911
	========	========
LIABILITIES AND EQUITY Deposits: Non-interest-bearing demand	$ 1,745,834	$ 951,430
Interest-bearing	40,042,141	38,502,283
Total Deposits	41,787,975	39,453,713

Interest payable on deposits	79,048	47,145
Advances from Federal Home Loan Bank	6,700,000	6,200,000
Accrued expense and other liabilities	172,865	166,064

TOTAL LIABILITIES	48,739,888	45,866,922
	========	========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2000 AND DECEMBER 31, 1999
	March 31, 2000 (Unaudited)	Dec. 31,1999
EQUITY Preferred stock $.01 par value, 2,000,000 shares authorized, none issued Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued and outstanding at March 31, 2000	--- --- 3,314	--- --- 3,314
Additional paid-in capital	2,979,690	2,979,557
Unearned Compensation	(239,592)	(244,689)
Treasury Stock (2,700 shares at cost)	(28,354)	---
Retained earnings - substantially restricted	3,980,477	3,891,101
Accumulated other comprehensive income (loss)	(38,951)	(24,294)
TOTAL EQUITY	6,656,584	6,604,989
TOTAL LIABILITIES AND EQUITY	$ 55,396,472	$ 52,471,911
	========	========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2000 and 1999
	-----Three Months Ended-----
	March 31, 2000 (Unaudited)	March 31, 1999 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 738,522	$ 644,904
Loans on deposits	16,579	8,328
Consumer loans	31,004	15,706
FHLB stock and other investment securities	109,027	17,322
Mortgage - backed securities	34,704	44,503
Demand deposits	34,027	31,211
TOTAL INTEREST INCOME	963,863	761,974

INTEREST EXPENSE
Deposits	477,197	408,350
Federal Home Loan Bank advances	91,907	49,930

TOTAL INTEREST EXPENSE	569,104	458,280

NET INTEREST INCOME	394,759	303,694

Provision for Loan Losses	---	---
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	394,759	303,694
NON-INTEREST INCOME
Gain on foreclosed real estate sold	0	478
Insurance commissions	2,726	660
Service charges on deposits	4,205	1,551
Other	13,452	4,250
TOTAL NON-INTEREST INCOME	20,383	6,939

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2000 and 1999
	Three Months Ended
	March 31, 2000 Unaudited)	March 31, 1999 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	141,752	112,887
Occupancy and equipment	24,795	12,270
Data processing	13,826	14,473
Advertising	11,551	9,111
Professional fees	13,648	11,631
Federal insurance expense	2,006	4,869
Other	44,620	28,838
TOTAL NON-INTEREST EXPENSE	252,198	194,079

INCOME BEFORE INCOME TAXES	162,944	126,554

Income tax expense	57,000	39,600
NET INCOME	$ 105,944	$ 76,954
Basic earnings per common share	$ .35

COMPREHENSIVE INCOME
Net income	$ 105,944	$ 76,954
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	(14,657)	--
COMPREHENSIVE INCOME	$ 91,287	$ 76,954
Cash dividends paid	$ .05	$ ---

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2000 and 1999
	Common Stock	Additional Paid-In Capital	Unearned Com- pensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, December 31, 1998	$ -	$ -	$ -	$3,574,778	$(4,624)	$3,570,154

Net income	-	-	-	76,954	-	76,954
Balance, March 31, 1999	$ -	$ -	$ -	$3,651,732	$(4,624)	$3,647,108

Balance December 31, 1999	3,314	2,979,557	(244,689)	3,891,101	(24,294)	6,604,989

Net Income	-	-	-	105,944	-	105,944
Other comprehensive income (loss), net of tax	-	-	-	-	(14,657)	(14,657)
Dividends declared				(16,568)		(16,568)
ESOP shares released for allocation	-	133	5,097	-	-	5,230
Treasury Stock	-	-	-	(28,354)	-	(28,354)
Balance - March 31, 2000	$3,314	2,979,690	(239,592)	$3,952,123	(38,951)	6,656,584

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999
	Three Months Ended
	March 31, 2000 (Unaudited)	March 31, 1999 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 105,944	$ 76,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,155	7,387
Stock dividends on Federal Home Loan Bank Stock	(5,600)	(4,300)
Net loan costs deferred	(6,226)	(17,682)
Accretion of net discounts on investment securities available for sale	(1,688)	-
Amortization of net premiums on investment securities held to maturity	644	1,676
ESOP compensation	5,230	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(93,122)	(11,138)
Prepaid expenses and other assets	13,436	(3,460)
Interest payable on deposits	(31,903)	(1,762)
Accrued expenses and other liabilities	(14,351)	(30,982)

Total Adjustments	(34,917)	(60,261)

Net Cash Provided by Operating Activities	71,027	16,693

CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans receivable	(2,164,489)	(2,399,856)
Purchase of investment securities-available for sale	(3,505,641)	-
Principal payments from investment securities-held to maturity	79,167	227,991
Purchase of Federal Home Loan Bank stock	-0 -	(31,900)
Improvements to premises	(29,491)	-
Purchase of furniture, equipment and/or software	(65,762)	(3,714)

Net cash used in investing activities	(5,686,216)	(2,207,479)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999
	Three Months Ended
	March 31, 2000 (Unaudited)	March 31, 1999 (Unaudited
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	2,334,262	2,500,580
Advances from Federal Home Loan Bank	500,000	600,000
Purchase of treasury stock	(28,354)	-
Deferred charges - stock conversion	-	(66,911)
Dividends paid on common stock	(16,568)	-

Net cash provided by financing activities	2,789,340	3,033,669

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,825,849)	842,883
Cash and cash equivalents - beginning of period	4,783,619	2,350,705

Cash and cash equivalents - end of period	$ 1,957,770	$ 3,193,588

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2000

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements at March 31, 2000 and for the three months ended March 31, 2000 and 1999 include the accounts of FPB Financial Corp. (the "Company") and its wholly owned subsidiary, Florida Parishes Bank (the "Bank"). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

       The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and , therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

The ESOP shares as of March 31, 2000 were as follows:
Allocated shares	2,040
Shares released for allocation	509
Unreleased shares	23,959
Total ESOP shares	26,508
Fair value of unreleased shares	$ 251,570

Note 3 -Earnings Per Share -

     Earnings per share for periods prior to June 30, 1999 are not considered meaningful as the Conversion was not completed until June 30, 1999 and the 100 shares of the Company previously held by the Bank were canceled upon consummation of the Conversion as of June 30, 1999.

     The computation of basic earnings per share for the three months ended March 31, 2000 includes reported net income of $105,944 in the numerator and the weighted average number of shares outstanding of 306,412 in the denominator.

     FPB Financial Corp. is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company purchased all of the capital stock of the Bank issued in the Conversion in exchange for 50% of the net Conversion proceeds and retained the remaining 50% of the net Conversion proceeds as its initial capitalization. The only significant assets of the Company at March 31, 2000 are the capital stock of the Bank, the Company's loan to the ESOP, approximately $537,000 in investment securities available for sale, and the remainder of the net Conversion proceeds retained by the Company. The business and management of the Company primarily consists of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 with the same periods in 1999. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     The Company's total assets increased $2.9 million or 5.5% from $52.5 million at December 31, 1999 to $55.4 million at March 31, 2000. This increase was primarily due to increases of $2.2 million in net loans receivable, $3.4 million in investment securities, and was offset by a decrease of $2.8 million in cash and cash equivalents.

     Interest-bearing deposits in other institutions decreased by $3.4 million or 81.6% from $4.1 million at December 31, 1999 to $762,000 March 31, 2000. This decrease was primarily due to the purchase of investment securities.

     The demand for mortgage and consumer loans in the Bank's market area increased during the past three months. The net loan portfolio increased $2.2 million or 5.9% from $40.8 million at December 31, 1999 to $43.0 million at March 31, 2000.

          The Company's total classified assets for regulatory purposes at March 31, 2000 (excluding loss assets specifically reserved for) amounted to $475,000, all of which are classified as substandard. The largest classified asset at March 31, 2000 consisted of an $87,000 residential loan. The remaining $388,000 of substandard assets at March 31, 2000 consisted of 15 residential mortgage loans totaling $386,000 and one non-residential mortgage loan of $2,000.

     Deposits increased by $2.3 million or 5.8% from $39.5 million at December 31, 1999 to $41.8 million at March 31, 2000. The $2.3 million increase was made up of $1.5 million in interest -bearing deposits and $794,000 in non-interest bearing deposits. Federal Home Loan Bank advances increased by $500,000 or 8.0% from $6.2 million at December 31, 1999 to $6.7 million at March 31, 2000. Advances were utilized in the first quarter of 2000, to structure liabilities for asset-liability management purposes.

     Total stockholders' equity increased by $52,000 in the three months ending March 31, 2000. Net income of $106,000 was offset by the purchase of $28,000 of treasury stock, $15,000 unrealized losses on investment securities and $16,000 in dividends paid. Stockholders' equity at March 31, 2000 totaled $6.7 million compared to equity of $6.6 million at December 31, 1999.

Liquidity and Capital Resources

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Bank's liquidity was 28.2% or $7.4 million in excess of the minimum OTS requirement.

     The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At March 31, 2000, the Bank's core capital amounted to $5.5 million or 10.03% of adjusted total assets of $54.9 million and the Bank's risk-based capital amounted to $5.7 million or 21.39% of adjusted risk-weighted assets of $26.5 million.

      As of March 31, 2000, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$ 5,509	$ 5,509

Additional Capital Items:

General Valuation Allowances	-	170
Equity Investments	-	(15)
Regulatory Capital Computed	5,509	5,664
Minimum Capital Requirement	2,196	2,118
Regulatory Capital Excess	$ 3,313	$ 3,546
Regulatory Capital as a Percentage	10.03%	21.39%
Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	6.03%	13.39%

     Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at March 31, 2000. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results Of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In the three months ended March 31, 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, and miscellaneous other expenses.

     Net income increased by $29,000 or 37.7% in the quarter ended March 31, 2000 compared to the respective 1999 period. The increase in the March 31, 2000 quarter was due to an increase of $202,000 in interest income and an increase in non-interest income of $13,000. These increases were offset by an increase in interest expense of $111,000, an increase in non-interest expense of $58,000, and an increase in income tax expense of $17,000.

     Net interest income increased by $91,000 or 29.9% in the quarter ended March 31, 2000 over the comparable 1999 period. This is primarily due to an increased net interest margin of 3.01% for the three months ending March 31, 2000 compared to 2.91% for the three months ended March 31, 1999, and an increase in net earning assets to $7.0 million at March 31, 2000 from $4.3 million at March 31, 1999.

          Total interest income increased by $202,000 or 26.5% in the quarter ended March 31, 2000 over the comparable 1999 period. This is due primarily to an increase in net loans receivable of $6.4 million and an increase in investment securities of $5.9 million as of March 31, 2000 compared to March 31, 1999 and was offset by a decrease of $2.2 million in interest-earning deposits as of March 31, 2000 compared to March 31, 1999.

          Total interest expense increased by $111,000 or 24.2% for the three months ended March 31, 2000 over the comparable 1999 period. This is due to an increase in interest-bearing deposits of $4.5 million and an increase of $2.9 million in advances from the Federal Home Loan Bank as of March 31, 2000 compared to March 31, 1999.

      At March 31, 2000, the Company's non-accruing loans amounted to $75,000. The allowance for loan losses amounted to $170,000 at March 31, 2000, representing 0.4% of the total loans held in portfolio and 226.5% of total non-accruing loans at such date.

     Non-interest income increased by $13,000 or 185.7% in the three months ended March 31, 2000 over the comparable 1999 period. The increase was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from insurance commissions.

      Non-interest expenses increased in the quarter ended March 31, 2000 by $58,000 or 29.9% over the comparable 1999 period. The increase in the quarter was due to increases of $29,000 in compensation and employee benefits, $1,000 in occupancy and equipment, $2,000 in advertising , $2,000 in professional fees and $27,000 of other expenses, such as stationery and printing, postage, fees for filing SEC reports, etc. offset by a decrease of $3,000 in federal insurance expenses. Compensation expense increased due to an increase in staff size and to a lesser extent, increased compensation to existing staff members.

     Income tax expense increased by $17,000 or 43.0% in the quarter ending March 31, 2000 over the comparable 1999 period due to increased income before income taxes.

FPB Financial Corp.

Form 10-QSB
Quarter Ended March 31, 2000

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

     There are no matters required to be reported under of this item.

Item 3 - Defaults Upon Senior Securities:

     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

     There are no matters required to be reported under this item.

Item 5 - Other Information:

     There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

a.   The following exhibit is filed herewith:
EXHIBIT NO.	DESCRIPTION
-----------------------	------------------
27.1Financial Data Schedule	Financial Data Schedule

b.   Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.
Registrant
Date: May 11, 2000	By : /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II President and Chief Executive Officer

Date: May 11, 2000	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen Secretary