Form 10QSB
period 2000-06-30
FPB FINANCIAL CORP
filed 2000-08-14
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26403

FPB Financial Corp.
( Exact name of small business issuer as specified in its charter)
LOUISIANA	(72-1438784)
( State or other jurisdiction of	(I R S Employer
incorporation or organization)	Identification No.)

300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70401
(Address of principal executive offices)

Issuer's telephone number, including area code: 504 345-1880

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Shares of common stock, par value $.01 per share, outstanding as of August 8, 2000: 331,355

     Transitional Small Business Disclosure Format (check one):

Yes[   ]      No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2000 AND DECEMBER 31, 1999
	June 30, 2000	Dec. 31,1999
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 1,575,696	$ 649,662
Interest-earning deposits in other depository institutions	1,113,418	4,133,957
TOTAL CASH AND CASH EQUIVALENTS	2,689,114	4,783,619

Investment securities (Available for Sale)	8,488,043	4,001,316
Investment securities (Held to Maturity)	1,989,741	2,165,675
Federal Home Loan Bank stock	416,200	367,200

Loans receivable	45,236,566	41,899,310
Less:
Loans in process	(687,704)	(1,006,401)
Allowance for loan losses	(170,000)	(170,000)
Net deferred loan costs	70,587	65,754
Loans receivable, net	44,449,449	40,788,663

Accrued interest receivable	233,815	115,275
Premises and equipment, net	325,274	205,176
Prepaid expenses and other assets	26,458	44,987
TOTAL ASSETS	$ 58,618,094	$ 52,471,911
	=======	=======
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing demand	$ 3,170,289	$ 951,430
Interest-bearing	40,308,235	38,502,283
Total Deposits	43,478,524	39,453,713

Interest payable on deposits	95,681	47,145
Advances from Federal Home Loan Bank	8,200,000	6,200,000
Accrued expense and other liabilities	172,846	166,064

TOTAL LIABILITIES	51,947,051	45,866,922
	=======	=======
EQUITY
Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued and outstanding at June 30, 2000	3,314	3,314
Additional paid-in capital	2,980,103	2,979,557
Unearned Compensation	(311,373)	(244,689)
Treasury Stock (2,700 shares at cost)	(28,354)	---
Retained earnings - substantially restricted	4,061,410	3,891,101
Accumulated other comprehensive income (loss)	(34,057)	(24,294)
TOTAL EQUITY	6,671,043	6,604,989
TOTAL LIABILITIES AND EQUITY	$ 58,618,094	$ 52,471,911
	=======	=======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2000 and 1999
Six Months Ended June 30, 2000 and 1999
	-----Three Months Ended-----		-----Six Months Ended-----
	June 30,2000 (Unaudited)	June 30, 1999 (Unaudited)	June 30, 2000 (Unaudited)	June 30, 1999 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 762,705	$ 689,777	$ 1,501,227	$ 1,334,681
Loans on deposits	17,413	8,804	33,992	17,132
Consumer loans	36,446	17,362	67,450	33,068
FHLB stock and other investment securities
available for sale	145,912	17,583	254,941	34,905
Investment securities held to maturity	33,947	39,896	68,651	84,398
Demand deposits	16,696	36,454	50,723	67,665
TOTAL INTEREST INCOME	1,013,119	809,876	1,976,984	1,571,849

INTEREST EXPENSE
Deposits	504,491	419,151	981,688	827,501
Federal Home Loan Bank advances	110,758	60,937	202,665	110,867

TOTAL INTEREST EXPENSE	615,249	480,088	1,184,353	938,368

NET INTEREST INCOME	397,870	329,788	792,631	633,481

Provision for Loan Losses	---	---	---	---
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	397,870	329,788	792,631	633,481
NON-INTEREST INCOME
Gain on foreclosed real estate sold	---	---	---	478
Insurance commissions	4,059	2,623	6,785	3,283
Service charges on deposits	6,273	1,969	10,478	3,520
Other	18,274	9,714	31,726	13,964
TOTAL NON-INTEREST INCOME	28,606	14,306	48,989	21,245

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2000 and 1999
Six Months Ended June 30, 2000 and 1999
	Three Months Ended		Six Months Ended
	June 30,2000 (Unaudited)	June 30, 1999 (Unaudited)	June 30 2000 (Unaudited)	June 30, 1999 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	145,351	120,819	287,102	233,706
Occupancy and equipment	14,143	14,834	27,438	27,104
Data processing	21,513	21,492	35,339	35,965
Professional fees	17,131	9,360	30,780	20,991
Advertising	14,195	10,878	25,746	19,989
Federal insurance expense	2,056	4,952	4,062	9,821
Stationery, printing, & supplies	8,020	5,769	19,059	11,417
Other	51,569	18,139	96,652	41,327
TOTAL NON-INTEREST EXPENSE	273,978	206,243	526,178	400,320

INCOME BEFORE INCOME TAXES	152,498	137,851	315,442	254,406

Income tax expense	55,132	52,100	112,132	91,700
NET INCOME	$ 97,366	$ 85,751	$ 203,310	$ 162,706
	======	======	======	======
Basic earnings per common share	$ .32	$ ---	$ .67	$ ---
	======	======	======	======
Diluted earnings per common share	$ .32	$ ---	$ .67	$ ---
	======	======	======	======
COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	4,894	(1,982)	(9,763)	(1,982)
COMPREHENSIVE INCOME	$ 102,260	$ 83,769	$ 193,547	$ 160,724
	======	======	======	======
Cash dividends paid	$ .05	$ ---	$ .10	$ ---
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2000 and 1999
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity
Balance, January 1, 1999	$ -	$ -	$ -	$ -	$3,574,778	$ (4,624)	$ 3,570,154

Comprehensive Income:
Net income	-	-	-	-	162,706	-	162,706
Other comprehensive income, net of tax
Unrealized losses on securities	-	-	-	-	-	(1,982)	(1,982)
Proceeds from issurance of common stock	3,314	2,970,757	-	-	-	-	2,974,071
Acquisition of unearned ESOP shares	-	-	-	(265,080)	-	-	(265,080)
	______	_______	_______	_______	_______	_______	_______
Balance, June 30, 1999	$ 3,314	$2,970,757	$ -	$(265,080)	$3,737,484	$ (6,606)	$ 6,439,869
	====	=====	=====	=====	=====	=====	======

Balance January 1, 2000	$ 3,314	$2,979,557	$ -	$(244,689)	$3,891,101	$ (24,294)	$ 6,604,989

Comprehensive Income:
Net Income	-	-		-	203,310	-	203,310
Other comprehensive income, net of tax Unrealized losses on securities	-	-		-	-	(9,763)	(9,763)
Dividends declared	-	-		-	(33,001)	-	(33,001)
ESOP shares released for allocation	-	546		10,195	-	-	10,741
Treasury stock (2,700 shares at cost)	-	-	$ (28,354)	-	-	-	(28,354)
Common stock acquired by management recognition plan	-	-		$ (76,879)	-	-	(76,879)
	______	________	_______	_______	_______	_______	_______
Balance, June 30,2000	$ 3,314	$2,980,103	$ (28,354)	$(311,373)	$4,061,410	$ (34,057)	$ 6,671,043
	====	=====	=====	=====	=====	=====	======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2000 and 1999
	Six Months Ended
	June 30, 2000 (Unaudited)	June 30, 1999 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 203,310	$ 162,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,333	14,774
Stock dividends on Federal Home Loan Bank Stock	(17,800)	(8,900)
Net loan costs deferred	(4,833)	(31,611)
Accretion of net discounts on investment securities available for sale	(4,825)	-
Amortization of net premiums on investment securities held to maturity	1,320	3,484
ESOP compensation	10,741	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(118,540)	(24,076)
Prepaid expenses and other assets	18,529	2,753
Interest payable on deposits	48,536	(11,332)
Accrued expenses and other liabilities	(11,812)	84,743
Federal income tax payable	-	(41,300)
Deferred income taxes	-	3,403

Total Adjustments	(41,727)	(8,062)

Net Cash Provided by Operating Activities	161,583	154,644

CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans receivable	(3,655,953)	(4,853,186)
Purchase of investment securities-available for sale	(4,496,695)	-
Principal payments from investment securities-held to maturity	174,614	460,097
Purchase of Federal Home Loan Bank stock	(31,200)	(31,900)
Improvements to premises	(49,674)	(3,750)
Purchase of furniture, equipment and/or software	(83,757)	(1,211)

Net cash used in investing activities	(8,142,665)	(4,429,951)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2000 and 1999

	Six Months Ended
	June 30, 2000 (Unaudited)	June 30, 1999 (Unaudited)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	4,024,811	3,000,609
Advances from Federal Home Loan Bank	2,000,000	2,000,000
Acquisition of MRP shares	(76,879)	-
Purchase of treasury stock	(28,354)	-
Net proceeds from sale of common stock	-	2,999,980
Acquisition of unearned ESOP shares	-	(265,080)
Dividends paid on common stock	(33,001)	-

Net cash provided by financing activities	5,886,577	7,735,509

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,094,505)	3,460,202
Cash and cash equivalents - beginning of period	4,783,619	2,350,705
Cash and cash equivalents - end of period	$ 2,689,114	$ 5,810,907
	========	========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2000

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include the accounts of FPB Financial Corp. (the "Company") and its wholly owned subsidiary, Florida Parishes Bank (the "Bank"). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

The ESOP shares as of June 30, 2000 were as follows:

Allocated shares	2,040
Shares released for allocation	1,019
Unreleased shares	23,449
Total ESOP shares	26,508
=====
Fair value of unreleased shares	$265,279
=====

Note 3 - Earnings Per Share -

     Earnings per share for periods prior to June 30, 1999 are not considered meaningful as the Conversion was not completed until June 30, 1999 and the 100 shares of the Company previously held by the Bank were canceled upon consummation of the Conversion as of June 30, 1999.

     The computation of basic earnings per share for the three and six months ended June 30, 2000 includes reported net income of $97,366 and $203,310 in the numerator respectively and the weighted average number of shares outstanding of 302,950 and 304,681 in the denominator respectively. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 304,069 and 305,800 in the denominator.

     FPB Financial Corp. is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company purchased all of the capital stock of the Bank issued in the Conversion in exchange for 50% of the net Conversion proceeds and retained the remaining 50% of the net Conversion proceeds as its initial capitalization. The only significant assets of the Company at June 30, 2000 are the capital stock of the Bank, the Company's loan to the ESOP, approximately $549,000 in investment securities available for sale, and the remainder of the net Conversion proceeds retained by the Company. The business and management of the Company primarily consists of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

Note 4 - Recognition and Retention Plan

     On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as plan share awards vest over a specified period. If the service of an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.

Note 5 - Stock Option Plan

     On April 25, 2000, the Company's stockholders approved a stock option plan for the benefit of directors, officers, and other key employees. An amount equal to 10% of the total number of common shares issued in the initial public offering or 33,135 shares are reserved for issuance under the stock option plan. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of the Company's common stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

The following table summarizes the activity related to stock options:
	Exercise Price	Available for Grant	Options Outstanding
At inception		33,135
Granted	$10.50	(25,603)	25,603
Cancelled	--	--	--
Exercised	--	--	--
At June 30, 2000	--	7,532	25,603

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 with the same periods in 1999. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     The Company's total assets increased $6.1 million or 11.6% from $52.5 million at December 31, 1999 to $58.6 million at June 30, 2000. This increase was primarily due to increases of $3.7 million in net loans receivable, and $4.4 million in investment securities, and was offset by a decrease of $2.1 million in cash and cash equivalents.

     Interest-earning deposits in other institutions decreased by $3.0 million or 73.2% from $4.1 million at December 31, 1999 to $1.1 million at June 30, 2000. This decrease was primarily due to the purchase of investment securities.

     The demand for mortgage and consumer loans in the Bank's market area increased during the past six months. The net loan portfolio increased $3.6 million or 8.8% from $40.8 million at December 31, 1999 to $44.4 million at June 30, 2000.

     The Company's total classified assets for regulatory purposes at June 30, 2000 (excluding loss assets specifically reserved for) amounted to $504,000, all of which are classified as substandard. This represents an increase of $54,000 or 12.0% from $450,000 at December 31, 1999. The largest classified asset at June 30, 2000 consisted of an $87,000 residential loan. The remaining $417,000 of substandard assets at June 30, 2000 consisted of 15 residential mortgage loans.

     Deposits increased by $4.0 million or 10.1% from $39.5 million at December 31, 1999 to $43.5 million at June 30, 2000. The $4.0 million increase was made up of $1.8 million in interest-bearing deposits and $2.2 million in non-interest bearing deposits. Federal Home Loan Bank advances increased by $2.0 million or 32.3% from $6.2 million at December 31, 1999 to $8.2 million at June 30, 2000. Advances were utilized to structure liabilities for asset-liability management purposes.

     Total stockholders' equity increased by $66,000 in the six months ending June 30, 2000. Net income of $203,000 was offset by the purchase of $28,000 of treasury stock, $77,000 of recognition plan stock, $10,000 unrealized losses on investment securities and $33,000 in dividends paid. Stockholders' equity at June 30, 2000 totaled $6.7 million compared to equity of $6.6 million at December 31, 1999. In addition, $11,000 in ESOP shares were released for allocation.

Liquidity and Capital Resources

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Bank's liquidity was 31.9% or $9.0 million in excess of the minimum OTS requirement.

     The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At June 30, 2000, the Bank's core capital amounted to $5.6 million or 9.64% of adjusted total assets of $58.1 million and the Bank's risk-based capital amounted to $5.8 million or 21.1% of adjusted risk-weighted assets of $27.3 million.

     As of June 30, 2000, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$5,605	$5,605

Additional Capital Items:

General Valuation Allowances	-	170
Equity Investments	-	(15)
Regulatory Capital Computed	5,605	5,760
Minimum Capital Requirement	2,324	2,187
Regulatory Capital Excess	$3,281	$3,573
	======	======
Regulatory Capital as a Percentage	9.64%	21.07%
Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	5.64%	13.07%

     Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 2000. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and six months periods ended June 30, 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing, and supplies, and miscellaneous other expenses.

     Net income increased by $12,000 or 13.5% in the quarter ended June 30, 2000 and increased by $41,000 or 25.2% in the six months ended June 30, 2000 compared to the respective 1999 periods. The increase in the June 30, 2000 quarter was due to an increase of $68,000 in net interest income and an increase in non-interest income of $14,000. These increases were offset by an increase in non-interest expense of $68,000, and an increase in income tax expense of $3,000. The increased net income for the first six months of 2000 was due to a $159,000 increase in net interest income, and an increase in non-interest income of $28,000. These factors were offset by an increase in non-interest expense of $126,000, and an increase in the provision for income taxes of $20,000.

     Net interest income increased by $68,000 or 20.6% in the quarter ended June 30, 2000 and increased by $159,000 or 25.1% for the six months ended June 30, 2000 over the comparable 1999 periods. This is primarily due to an increase in net interest earning assets to $7.1 million and $7.1 million for the three and six months ending June 30, 2000, compared to $5.1 million and $4.5 million in the 1999 respective periods, and a net interest margin of 2.91% for the three months and 2.96% for the six months ended June 30, 2000, compared to 2.92% for the three months and 2.92% for the six months ended June 30, 1999. With the recent increases in market interest rates, we anticipate our net interest margin may decline in the second half of 2000, which would already offset net interest income.

     Total interest income increased by $203,000 or 25.1% in the quarter ended June 30, 2000 and increased by $405,000 or 25.8% for the six months ended June 30, 2000 over the comparable 1999 periods. This is due primarily to an increase in net loans receivable to $44.5 million at June 30, 2000 compared to net loans receivable of $39.0 million at June 30, 1999, and an increase in investment securities to $10.9 million at June 30, 2000 compared to $3.8 million on June 30, 1999, and is offset by a decrease in interest-earning deposits to $1.1 million at June 30, 2000 compared to $5.5 million on June 30, 1999.

     Total interest expense increased by $135,000 or 28.1% for the quarter and increased $246,000 or 26.2% for the six months ended June 30, 2000 over the comparable 1999 periods. This is due to an increase in interest-bearing deposits of $4.8 million and an increase of $3.0 million in advances from the Federal Home Loan Bank as of June 30, 2000 compared to June 30, 1999 and is due to a lesser extent by an increase in the cost of funds to 5.18% for the three months and 5.10% for the six months ending June 30, 2000 compared to 4.79% and 4.83% for the periods ending June 30, 1999. Our cost of funds has recently been increasing faster than the average yield on our assets.

     The company did not increase or decrease the provisions for losses in either the 2000 or the 1999 periods. At June 30, 2000, the Company's non-accruing loans amounted to $282,000, an increase of $212,000 or 302.9% compared to June 30, 1999. The allowance for loan losses amounted to $170,000 at June 30, 2000, representing 0.4% of the total loans held in portfolio and 60.3% of total non-accruing loans at such date. The increase in non-accruing loans is made up entirely of loans secured by 1-4 family residences. The Company believes our allowance for loan losses are adequate as of June 30, 2000.

     Non-interest income increased by $14,000 or 97.9% in the three months ended June 30, 2000 and increased by $28,000 or 131.8% in the six months ended June 30, 2000 over the comparable 1999 periods. The increase for both periods were attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from insurance commissions.

     Non-interest expenses increased in the quarter ended June 30, 2000 by $68,000 or 33.0% and increased by $126,000 or 31.5% in the six months ended June 30, 2000 over the comparable 1999 periods. The increase in the quarter was due to an increase of $25,000 in compensation and employee benefits, $3,000 advertising , $8,000 professional fees, $2,000 printing, stationery & supplies and $33,000 in other expenses which was offset by decreases of $3,000 in federal insurance expenses. The increase in the six month period was due to increases of $53,000 in compensation and employee benefits, $6,000 advertising, $10,000 professional fees, $8,000 printing, stationery & supplies and $55,000 other expenses which was offset by a decrease of $6,000 in federal insurance expense. Compensation expense increased due to an increase in staff size, increases in retirement and ESOP benefits, and to a lesser extent, increased compensation to existing staff members. Other expenses increased in both the three and six months periods due primary to the company expensing $12,000 in the three months and $23,000 for the six months ending June 30, 2000 to account for the State of Louisiana shares tax, which the company was not subject to in the comparable 1999 periods.

     Income tax expense increased in the quarter and for the six months ending June 30, 2000 over the comparable 1999 periods due to increased income before income taxes.

FPB Financial Corp.

Form 10-QSB
Quarter Ended June 30, 2000

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
     There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:
     There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

On April 25, 2000, in conjunction with company's annual meeting of stockholders, there were four matters submitted for a vote of security holders. (1) The election of directors G. Wayne Allen and John L. McGee for a term of three years expiring in 2003. (2) To adopt the 2000 Stock Option Plan (Refer to note #5 of the consolidated financial statements.) (3) To adopt the 2000 Recognition and Retention Plan and Trust Agreement (Refer to note #4 of the consolidated financial statements.) (4) To ratify the appointment of Murphy, Whalen & Broussard, L.L.C. as the Company's independent auditors for the year ending December 31, 2000. On matter (1) described above votes were cast as follows for G. Wayne Allen and John L. McGee for = 242,100; withheld 2,500. On matter (2) described above votes were cast as follows for = 210,699; against = 5,850; abstain = 1,800. On matter (3) described above were cast as follows for = 199,698; against = 16,351; abstain = 2,300. On matter (4) described above votes cast as follows for = 239,800; against = 3,850; abstain = 950.

Item 5 - Other Information:
     There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

a.   The following exhibit is filed herewith:

EXHIBIT NO.	DESCRIPTION
------------------	-----------------------
27.1 Financial Data Schedule	Financial Data Schedule

  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.
Registrant
Date: August 8, 2000	By : /s/ Fritz W. Anderson II
Fritz W. Anderson II
President and Chief Executive Officer

Date: August 8, 2000	By: /s/ G. Wayne Allen
G. Wayne Allen
Secretary