Form 10QSB
period 2000-09-30
FPB FINANCIAL CORP
filed 2000-11-13
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form to

Commission File Number 000-26403

FPB Financial Corp
( Exact name of small business issuer as specified in its charter)

LOUISIANA	(72-1438784)
( State or other jurisdiction of	(I R S Employer
incorporation or organization)	Identification No.)

300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70401
(Address of principal executive offices)

Issuer's telephone number, including area code: 504 -345-1880

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [x]    No   [   ]

Shares of common stock, par value $.01 per share, outstanding as of November 13, 2000: 331,355

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [ x ]

FPB FINANCIAL CORP

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

	Sept. 30, 2000	Dec. 31,1999
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 1,292,544	$ 649,662
Interest- earning deposits in other depository institutions	1,333,933	4,133,957

TOTAL CASH AND CASH EQUIVALENTS	2,626,477	4,783,619

Investment securities (Available for Sale)	8,522,242	4,001,316
Investment securities (Held to Maturity)	1,873,968	2,165,675
Federal Home Loan Bank stock	423,000	367,200

Loans receivable	46,809,131	41,899,310
Less:
Loans in process	(989,138)	(1,006,401)
Allowance for loan losses	(170,000)	(170,000)
Net deferred loan costs	73,498	65,754

Loans receivable, net	45,723,491	40,788,663

Accrued interest receivable	283,572	115,275
Premises and equipment, net	332,315	205,176
Prepaid expenses and other assets	32,736	44,987

TOTAL ASSETS	$ 59,817,801	$ 52,471,911

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing demand	$ 1,755,503	$ 951,430
Interest-bearing	42,770,811	38,502,283

Total deposits	44,526,314	39,453,713

Interest payable on deposits	129,532	47,145
Advances from Federal Home Loan Bank	8,200,000	6,200,000
Accrued expense and other liabilities	208,550	166,064

TOTAL LIABILITIES	53,064,396	45,866,922

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
	Sept. 30, 2000 (Unaudited)	Dec. 31,1999
EQUITY

Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued and outstanding at June 30, 2000	3,314	3,314
Additional paid-in capital	2,980,936	2,979,557
Unearned compensation	(306,274)	(244,689)
Treasury stock (2,700 shares at cost)	(28,353)	---
Retained earnings - substantially restricted	4,120,261	3,891,101
Accumulated other comprehensive income (loss)	(16,479)	(24,294)

TOTAL EQUITY	6,753,405	6,604,989

TOTAL LIABILITIES AND EQUITY	$ 59,817,801	$ 52,471,911

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2000 and 1999
Nine Months Ended September 30, 2000 and 1999

	-----Three Months Ended-----		-----Nine Months Ended-----
	Sept. 30, 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)	Sept. 30, 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 805,460	$ 706,973	$ 2,306,687	$ 2,041,654
Loans on deposits	19,816	13,014	53,808	30,146
Consumer loans	39,131	20,685	106,581	53,753
FHLB stock and other investment securities
available for sale	151,549	20,684	406,489	55,589
Investment securities held to maturity	33,587	36,772	102,238	121,170
Demand deposits	34,151	70,261	84,874	137,926

TOTAL INTEREST INCOME	1,083,694	868,389	3,060,677	2,440,238

INTEREST EXPENSE
Deposits	566,691	417,699	1,548,379	1,245,200
Federal Home Loan Bank advances	125,827	75,007	328,492	185,874

TOTAL INTEREST EXPENSE	692,518	492,706	1,876,871	1,431,074

NET INTEREST INCOME	391,176	375,683	1,183,806	1,009,164

Provision for loan losses	---	---	---	---

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	391,176	375,683	1,183,806	1,009,164

NON-INTEREST INCOME
Gain on foreclosed real estate sold	---	9,541	---	10,019
Insurance commissions	(687)	1,236	6,098	4,519
Service charges on deposits	6,272	2,670	16,750	6,190
Other	26,633	7,894	58,359	21,858

TOTAL NON-INTEREST INCOME	32,218	21,341	81,207	42,586

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2000 and 1999
Nine Months Ended September 30, 2000 and 1999

	-----Three Months Ended----		----Nine Months Ended----
	Sept. 30, 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)	Sept. 30 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	163,853	140,263	450,955	373,969
Occupancy and equipment	17,635	18,498	45,073	45,602
Data processing	24,509	18,752	59,848	54,717
Professional fees	14,823	9,336	45,603	30,327
Advertising	15,684	6,281	41,430	26,270
Federal insurance expense	2,148	5,259	6,210	15,080
Stationery, printing, & supplies	6,274	6,675	25,333	18,092
Other	57,001	30,589	153,652	71,916

TOTAL NON-INTEREST EXPENSE	301,927	235,653	828,104	635,973

INCOME BEFORE INCOME TAXES	121,467	161,371	436,909	415,777

Income tax expense	42,075	58,100	154,207	149,800

NET INCOME	$ 79,392	$ 103,271	$ 282,702	$ 265,977

Basic earnings per common share	$ .27	$ .34	$ .93	$ ---

Diluted earnings per common share	$ .27	$ .34	$ .93	$ ---

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	17,578	(2,541)	7,815	(4,523)

COMPREHENSIVE INCOME	$ 96,970	$ 100,730	$ 290,517	$ 261,454

Cash dividends paid	$ .0625	$ .05	$ .1625	$ .05

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2000 and 1999

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, January 1, 1999	$ --	$ --	$ --	$ --	$3,574,778	$ (4,624)	$3,570,154

Net income	--	--	--	--	265,977	--	265,977
Other comprehensive income, net of tax
Unrealized losses on securities	--	--	--	--	--	(4,523)	(4,523)
Proceeds from issuance of common stock	3,314	2,970,757	--	--	--	--	2,974,071
Adjustment to proceeds from insurance of common stock	--	7,352	--	--	--	--	7,352
Acquisition of unearned ESOP shares	--	--	--	(265,080)	--	--	(265,080)
ESOP shares released for allocation	--	--	--	10,195	--	--	10,195
Fair value of ESOP shares released in excess of cost	--	477	--	--	--	--	477
Dividends declared on common stock	--	--	--	--	(16,568)	--	(16,568)

Balance, September 30, 1999	$ 3,314	$2,978,586	$ --	$(254,885)	$3,824,187	$(9,147)	$6,542,055

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2000	$ 3,314	$2,979,557	$ --	$ (244,689)	$3,891,101	$(24,294)	$6,604,989

Net income	--	--	--	--	282,702	--	282,702
Other comprehensive income, net of tax
Unrealized gains on securities	--	--	--	--	--	7,815	7,815
Dividends declared	--	--	--	--	(53,542)	--	(53,542)
ESOP shares released for allocation	--	1,379	--	15,294	--	--	16,673
Treasury stock (2,700 shares at cost)	--	--	$(28,353)	--	--	--	(28,353)
Common stock acquired by management recognition plan	--	--	--	$ (76,879)	--	--	(76,879)

Balance, September 30,2000	$ 3,314	$2,980,936	$(28,353)	$(306,274)	$4,120,261	$(16,479)	$6,753,405

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2000 and 1999

	Nine Months Ended
	Sept. 30, 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 282,702	$ 265,977

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,562	22,161
Stock dividends on Federal Home Loan Bank Stock	(24,600)	(13,800)
Net loan costs deferred	(7,744)	(41,861)
Accretion of net discounts on investment securities available for sale	(12,390)	--
Amortization of net premiums on investment securities held to maturity	2,228	4,656
RRP Expense	6,000	--
ESOP compensation	16,673	10,672
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(168,297)	(31,425)
Prepaid expenses and other assets	12,251	21,153
Interest payable on deposits	82,387	(14,554)
Accrued expenses and other liabilities	32,460	6,924
Federal income tax payable	--	(23,384)
Deferred income taxes	--	4,712

Total Adjustments	(38,470)	(68,594)

Net Cash Provided by Operating Activities	244,232	197,383

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(4,927,084)	(6,023,801)
Purchase of investment securities-available for sale	(4,496,695)	(538,126)
Principal payments from investment securities-held to maturity	289,479	625,808
Purchase of Federal Home Loan Bank stock	(31,200)	(31,900)
Improvements to premises	(60,852)	(3,750)
Purchase of furniture, equipment and/or software	(88,849)	(1,926)

Net cash used in investing activities	(9,315,201)	(5,973,695)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2000 and 1999
	Nine Months Ended
	Sept. 30, 2000 (Unaudited)	Sept. 30, 1999 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,072,601	3,646,545
Advances from Federal Home Loan Bank	2,000,000	2,500,000
Acquisition of RRP shares	(76,879)	--
Purchase of treasury stock	(28,353)	--
Net proceeds from sale of common stock	--	2,716,343
Acquisition of unearned ESOP shares	--	--
Dividends paid on common stock	(53,542)	(16,568)

Net cash provided by financing activities	6,913,827	8,846,320

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(2,157,142)	3,070,008
Cash and cash equivalents - beginning of period	4,783,619	2,350,705

Cash and cash equivalents - end of period	$ 2,626,477	$ 5,420,713

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2000

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include the accounts of FPB Financial Corp (the "Company") and its wholly owned subsidiary, Florida Parishes Bank (the "Bank"). Currently, the business and management of FPB Financial Corp is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

     On February 23, 1999, the Bank incorporated FPB Financial Corp to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on June 30, 1999, all of the Bank's outstanding common stock was issued to the Company, the Company became the holding company for the Bank and the Company issued 331,355 shares of common stock.

     The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 11, 1999, which, as amended, was declared effective by the SEC on May 13, 1999. The Bank filed a Form AC with the Office of Thrift Supervision ("OTS") on March 11, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letter dated May 14, 1999. The Company also filed an Application H- (e) 1-S with the Midwest Regional Office of the OTS on or about March 17, 1999, which was conditionally approved by the OTS by letter dated May 14, 1999.

     The members of the Bank approved the Conversion at a special meeting held on June 22, 1999, and the subscription and community offering closed on June 18, 1999.

     The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 331,355 shares of common stock, 26,508 shares of which were acquired by its Employee Stock Ownership Plan, and the Bank issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

The ESOP shares as of September 30, 2000 were as follows:

Allocated shares	2,069
Shares released for allocation	1,823
Unreleased shares	22,616

Total ESOP shares	26,508

Fair value of unreleased shares	$257,257

Note 3 - Earnings Per Share -

     Earnings per share for periods prior to June 30, 1999 are not considered meaningful as the Conversion was not completed until June 30, 1999 and the 100 shares of the Company previously held by the Bank were canceled upon consummation of the Conversion as of June 30, 1999.

     The computation of basic earnings per share for the three and nine months ended September 30, 2000 includes reported net income of $79,392 and $282,702, respectively, in the numerator and the weighted average number of shares outstanding of 298,436 and 302,677, respectively, in the denominator. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 300,036 and 304,506 for the three and nine months ended September 30, 2000, respectively, in the denominator.

     FPB Financial Corp is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company purchased all of the capital stock of the Bank issued in the Conversion in exchange for 50% of the net Conversion proceeds and retained the remaining 50% of the net Conversion proceeds as its initial capitalization. The only significant assets of the Company at September 30, 2000 are the capital stock of the Bank, the Company's loan to the ESOP, approximately $567,000 in investment securities available for sale, and the remainder of the net Conversion proceeds retained by the Company. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

Note 4 - Recognition and Retention Plan

     On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (the "Plan") as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as Plan share awards vest over a specified period of at least five years. If the service of an employee or non-employee director Plan participant is terminated prior to the end of the vesting period for any reason other than death or disability. The recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the Plan is based on the market price of the stock as of the date on which the Plan shares are earned.

Note 5 - Stock Option Plan

     On April 25, 2000, the Company's stockholders approved a stock option plan for the benefit of directors, officers, and other key employees. An amount equal to 10% of the total number of common shares issued in the initial public offering, or 33,135 shares, are reserved for issuance under the stock option plan. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of the Company's common stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

The following table summarizes the activity related to stock options:

	Exercise Price	Available for Grant	Options Outstanding
At inception		33,135
Granted	$10.50	(25,603)	25,603
Cancelled	--	--	--
Exercised	--	--	--
At Sept. 30, 2000	--	7,532	25,603

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of FPB Financial Corp and Subsidiary at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 with the same periods in 1999. Currently, the business and management of FPB Financial Corp is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

     This quarterly report on Form 10 - QSB includes statements that may constitute forward-looking statements, usually containing the words "anticipate", "believe", "estimate", "expect" , "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10 - QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     FPB Financial Corp is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial real estate loans and various types of consumer loans.

Changes in Financial Condition

     The Company's total assets increased $7.3 million, or 13.9%, from $52.5 million at December 31, 1999 to $59.8 million at September 30, 2000. This increase was primarily due to increases of $4.9 million in net loans receivable and $4.3 million in investment securities available for sale and was partially offset by a decrease of $2.2 million in cash and cash equivalents.

     Interest-earning deposits in other institutions decreased by $2.8 million, or 68.3%, from $4.1 million at December 31, 1999 to $1.3 million at September 30, 2000. This decrease was primarily due to the purchase of investment securities.

     The demand for mortgage and consumer loans in the Bank's market area increased during the past nine months. The net loan portfolio increased $4.9 million, or 12.0%, from $40.8 million at December 31, 1999 to $45.7 million at September 30, 2000.

         The Company's total classified assets for regulatory purposes at September 30, 2000 (excluding loss assets specifically reserved for) amounted to $518,000, all of which are classified as substandard. This represents an increase of $68,000, or 15.1%, from $450,000 at December 31, 1999. The largest classified asset at September 30, 2000 consisted of an $86,000 residential loan. The remaining $432,000 of substandard assets at September 30, 2000 consisted of 12 residential mortgage loans.

     Deposits increased by $5.0 million, or 12.7%, from $39.5 million at December 31, 1999 to $44.5 million at September 30, 2000. The $5.0 million increase was made up of $4.2 million in interest-bearing deposits and $800,000 in non-interest bearing deposits. Federal Home Loan Bank advances increased by $2.0 million, or 32.3%, from $6.2 million at December 31, 1999 to $8.2 million at September 30, 2000. Advances were utilized to structure longer maturity liabilities for asset-liability management purposes.

     Total stockholders' equity increased by $149,000 in the nine months ended September 30, 2000. Net income of $283,000, ESOP shares released for allocation of $17,000, and $8,000 unrealized gain on investment securities were partially offset by the purchase of $28,000 of treasury stock, $77,000 of recognition plan stock, and $54,000 in dividends paid. Stockholders' equity at September 30, 2000 totaled $6.8 million compared to equity of $6.6 million at December 31, 1999.

Liquidity and Capital Resources

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2000, the Bank's liquidity was 29.5%, or $8.6 million in excess of the minimum OTS requirement.

     The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At September 30, 2000, the Bank's core capital amounted to $5.7 million, or 9.56% of adjusted total assets of $59.4 million, and the Bank's risk-based capital amounted to $5.8 million, or 20.18% of adjusted risk-weighted assets of $28.9 million.

     As of September 30, 2000, the Bank's unaudited regulatory capital requirements are as indicated in the following table:
	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$5,678	$5,678

Additional Capital Items:

General Valuation Allowances	--	170

Equity Investments	--	(15)

Regulatory Capital Computed	5,678	5,833

Minimum Capital Requirement	2,375	2,312

Regulatory Capital Excess	$3,303	$ 3,521

Regulatory Capital as a Percentage	9.56%	20.18%

Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	5.56%	12.18%

     Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September, 30, 2000. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and nine months periods ended September 30, 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing, and supplies, and miscellaneous other expenses.

     Net income decreased by $24,000, or 23.2%, for the quarter ended September 30, 2000 and increased by $17,000, or 6.4%, for the nine months ended September 30, 2000 compared to the respective 1999 periods. The decrease noted for the quarter ended September 30, 2000 was due to an increase of $66,000 in non- interest expense. This increase was offset by an increase in net interest income of $15,000, an increase in non-interest income of $11,000, and a decrease in income tax expense of $16,000. The increase in net income for the nine months ended September 30, 2000 was due to a $175,000 increase in net interest income and an increase in non-interest income of $39,000. These factors were offset by an increase in non-interest expense of $192,000 and an increase in the provision for income taxes of $4,000.

     Net interest income increased by $15,000, or 4.0%, in the quarter ended September 30, 2000 and increased by $175,000, or 17.4%, for the nine months ended September 30, 2000 over the comparable 1999 periods. This is primarily due to a net increase in average interest earning assets of $7.0 million and $7.0 million for the three and nine months ended September 30, 2000, compared to $7.0 million and $5.3 million in the 1999 respective periods. The increases in net earning assets were partially offset by lower net interest margins of 2.75% for the three months and 2.89% for the nine months ended September 30, 2000, compared to 3.08% for the three months and 2.99% for the nine months ended September 30, 1999. With the increases in market interest rates, we anticipate our net interest margin may decline in the fourth quarter of 2000, which could further offset net interest income.

          Total interest income increased by $215,000, or 24.8%, in the quarter ended September 30, 2000 and increased by $620,000, or 25.4%, for the nine months ended September 30, 2000 over the comparable 1999 periods. This is due primarily to an increase in average net loans receivable to $44.8 million and $43.2 million for the three and nine months ended September 30, 2000 respectively, compared to $39.7 million and $37.6 million for the periods ended September 30, 1999. In addition to the increases in average net loans receivable, average investment securities increased to $10.8 million and $9.9 million for the three and nine months ended September 30, 2000 respectively, compared to $3.9 million and $4.0 million for the 1999 periods, and is partially offset by a decrease in average interest earning deposits to $1.2 million and $1.5 million for the three and nine months ended September 30, 2000 respectively, compared to $5.2 million and $3.5 million for the periods ended September 30, 1999.

     Total interest expense increased by $200,000, or 40.6%, for the quarter and increased $446,000, or 31.2%, for the nine months ended September 30, 2000 over the comparable 1999 periods. This is due to an increase in average interest-bearing deposits to $41.8 million and $40.4 million for the three and nine months ended September 30, 2000 respectively, compared to $36.4 million and $35.5 million for the 1999 periods. FHLB advances averaged $8.2 million and $7.3 million for the three and nine months ended September 30, 2000, compared to $5.3 million and $4.4 million for the 1999 periods. The company's average cost of funds increased to 5.54% for three months and 5.25% for the nine months ended September 30, 2000 compared to 4.54% and 4.40% for the comparable 1999 periods. Our cost of funds has recently been increasing faster than the average yield on our assets.

     The company did not increase or decrease the provisions for losses in either the 2000 or the 1999 periods. At September 30, 2000, the Company's non-accruing loans amounted to $237,000, an increase of $202,000, or 577.2%, compared to September 30, 1999. The allowance for loan losses amounted to $170,000 at September 30, 2000, representing 0.4% of the total loans held in portfolio and 71.7% of total non-accruing loans at such date. The increase in non-accruing loans is made up entirely of loans secured by 1-4 family residences. Management believes our allowance for loan losses are adequate as of September 30, 2000.

     Non-interest income increased by $11,000, or 51.6%, in the three months ended September 30, 2000 and increased by $39,000 or 91.6% in the nine months ended September 30, 2000 over the comparable 1999 periods. The increases for both periods were attributable to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from insurance commissions.

     Non-interest expenses increased in the quarter ended September 30, 2000 by $66,000, or 28.0%, and increased by $192,000, or 30.2%, in the nine months ended September 30, 2000 over the comparable 1999 periods. The increase in the quarter was due to increases of $24,000 in compensation and employee benefits, $9,000 advertising , $5,000 professional fees, $6,000 data processing and $26,000 in other expenses. These increases were partially offset by a decrease of $3,000 in federal insurance expenses. The increase in the nine month period was due to increases of $77,000 in compensation and employee benefits, $15,000 advertising, $15,000 professional fees, $7,000 printing, stationery & supplies, $5,000 data processing and $82,000 other expenses. These increases were partially offset by a decrease of $9,000 in federal insurance expense. Compensation expense increased due to an increase in staff size, increases in retirement and ESOP benefits, and to a lesser extent, increased compensation to existing staff members. Other expenses increased in both the three and nine months periods due primary to the Company expensing $11,000 in the three months and $34,000 for the nine months ended September 30, 2000 to account for the State of Louisiana shares tax, which the Company was not subject to in the comparable 1999 periods.

     Income tax expense decreased $16,000 for the quarter and increased $4,000 for the nine months ended September 30, 2000 over the comparable 1999 periods due to a reduction in pre-tax income for the quarter and an increase in pre-tax income for the nine month period ended September 30, 2000.

FPB Financial Corp

Form 10-QSB
Quarter Ended September 30, 2000

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

Item 5 - Other Information:
     There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
      (a)     The following exhibit is filed herewith:

EXHIBIT NO.	DESCRIPTION
-------------------------------	------------------------------
27.1 Financial Data Schedule	Financial Data Schedule

     (b)     Reports on Form 8-K:

On August 21, 2000, the Company filed Form 8-K pertaining to the change of the Company's independent certified public accountant. The Company replaced the firm of Murphy, Whalen, and Broussard, L.L.C., with the firm of LaPorte, Sehrt, Romig and Hand. No financial statements were filed in conjunction with this Form.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP Registrant

Date: November 13, 2000	By: /s/ Fritz W. Anderson II --------------------------------------
Fritz W. Anderson II President and Chief Executive Officer

Date: November 13, 2000	By: /s/ G. Wayne Allen -------------------------------------
G. Wayne Allen Secretary