Form 10KSB40
period 2000-12-31
FPB FINANCIAL CORP
filed 2001-03-30
CIK 1081049

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 :         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

  9            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.: 000-24907

                     FPB Financial Corp.
(Name of Small Business Issuer in Its Charter)

Louisiana	72-1438784
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

300 West Morris Avenue
Hammond, Louisiana	70401
(Address of Principal Executive Offices)	(Zip code)

Issuer's telephone number, including area code:   (504) 345-1880

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock (par value $.01 per share)
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    :

State the issuer's revenues for its most recent fiscal year: $4,296,695

Based upon the $11.938 per share average bid and asked price of the Issuer's common stock as of March 21, 2001, the aggregate market value of the 248,078 shares of the Issuer's common stock deemed to be held by non-affiliates of the Issuer was $3.0 million. Although directors and executive officers of the Issuer and certain of its employee benefit plans were assumed to be "affiliates" of the Issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 21, 2001: 327,655

Transitional Small Business Disclosure Format (check one): Yes ____ No     X

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-KSB; and (2) portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I.

Item 1. Business.

General

        FPB Financial Corp. (the "Company") is a Louisiana corporation organized in February 1999 by Florida Parishes Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, US Agency debt securities, miscellaneous equity investments and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization on June 30, 1999 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank.

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

        Our business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one- to four-family residential loans and, to a lesser extent, consumer loans, construction loans, commercial real estate loans and land loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits and borrowings. At December 31, 2000, we had total assets of $61.4 million, deposits of $46.0 million and total stockholders' equity of $6.8 million.

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

        The Company's executive office is located at 300 West Morris Avenue, Hammond, Louisiana 70403, and its telephone number is (985) 345-1880.

Lending Activities

        General. At December 31, 2000, the Company's net loan portfolio totalled $46.6 million, representing approximately 75.9 % of the Company's $61.4 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 2000 were loans originated by the Bank. The principal lending activity of the Bank is the origination of one- to four-family residential loans and consumer loans. At December 31, 2000, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $38.0 million, or 80.7 % of the total loan portfolio, and consumer loans amounted to $4.1 million, or 8.7 % of the total loan portfolio, in each case before net items. To a lesser extent, the Bank originates construction loans, commercial loans, commercial real estate loans and land loans. At December 31, 2000, construction loans amounted to $1.5 million, or 3.2 % of the total loan portfolio, commercial loans totalled $384,000, or .8% of the total loan portfolio, commercial real estate loans totalled $2.4 million, or 5.1 % of the total loan portfolio, and land loans amounted to $898,000, or 1.9 % of the total loan portfolio, in each case before net items.

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

        A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (a) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, or (b) $500,000. At December 31, 2000, the Bank's limit on loans-to-one borrower was $775,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $466,000, $326,000, $315,000, $297,000 and $276,000. All of the Bank's five largest loans or groups of loans were performing in accordance with their terms at December 31, 2000.

        Loan Portfolio Composition. The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

	December 31,
	2000		1999
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$37,914	80.4%	$36,444	87.0%
Construction(1)	1,501	3.2	1,196	2.9
Commercial real estate	2,375	5.0	1,136	2.7
Land	898	1.9	582	1.3
Total real estate loans	42,688	90.5	39,358	93.9
Consumer loans:
Loans secured by savings	1,049	2.3	879	2.1
Second mortgage & home equity
loans	1,648	3.5	373.9
Automobile	899	1.9	763	1.8
Unsecured	289.6		289.7
Other	184.4		237.6
Total consumer loans	4,069	8.7	2,541	6.1
Commercial loans:
Secured, other than mortgage	277.6		--	--
Unsecured	107.2		--	--
Total commercial loans	384.8		--	--
Total loans	47,141	100.0%	41,899	100.0%
Less:
Loans in process	(461)		(1,006)
Allowance for loan losses	(170)		(170)
Net deferred loan origination cost	85		66
Total loans receivable, net	$46,595		$40,789

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

        The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Bank's Loan Officers, its Senior Vice President and its President may individually approve secured loans up to $50,000, $100,000 and $100,000, respectively, and unsecured loans up to $20,000, $50,000 and $50,000, respectively. All loans exceeding $100,000 and those secured by real estate outside the Bank's market area must be approved by the Board of Directors' loan committee.

        The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

	Year Ended December 31,
	2000	1999	1998	1997
	(In Thousands)
Loan originations(1):
One- to four-family residential	$8,172	$9,356	$14,258	$ 5,863
Construction(2)	1,501	1,516	948	330
Commercial real estate	982	670	193	196
Land	610	488	285	41
Consumer	1,632	3,634	3,068	941
Commercial loans	353	--	--	--
Total loans originated	13,250	15,664	18,752	7,371
Loan principal reductions	(6,992)	(8,797)	(7,280)	(4,060)
Increase (decrease) due to other items, net(3)	(452)	(230)	(613)	(23)
Net increase in loan portfolio	$5,806	$ 6,637	$10,859	$ 3,288

(1)      Includes loans refinanced by existing borrowers of the Bank.

(2)      Consists solely of one- to four-family residential construction loans.

(3)      "Other items, net" include the effects relating to loans in process, deferred loan origination fees or costs, and the allowance for loan losses.

        Although federal laws and regulations permit federally chartered savings institutions, such as the Bank, to originate and purchase loans secured by real estate located throughout the United States, the Bank's present lending is done primarily within its primary market area, which consists of Tangipahoa Parish in Louisiana. Subject to the Bank's loans-to-one borrower limitation, the Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Bank's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2000, the Bank was well within each of the above lending limits.

        One- to Four-Family Residential Real Estate Loans. The primary real estate lending activity of the Bank is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 2000, $38.0 million, or 80.7%, of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one- to four-family residential loans (excluding construction loans).

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

        The residential mortgages originated by the Bank primarily consist of fixed-rate loans maturing in 10, 15, 20 or 30 years. The Bank also offers balloon mortgages that mature in three to five years, with principal amortized over 10 to 15 years. $8.2 million or 84.5% consists of fixed-rate loans originated in 2000 maturing within 10 to 30 years. Of the total residential loan portfolio of $37.9 million at December 31, 2000, $32.1 million, or 84.7% consisted of fixed-rate loans with an original maturity of 10 to 30 years.

        The Bank has the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Bank offers adjustable-rate mortgages ("ARMs") on which the interest rate adjusts every one, three or seven years based upon the one-year T-bill index plus a specified margin. However, because the Bank does not offer teaser rates, the Bank is generally not competitive in its market area in the origination of ARMs. In addition, with the decline in mortgage rates in recent years, borrowers generally prefer fixed-rate mortgages in the Bank's market area. The Bank has not originated any ARMs in the last two years. At December 31, 2000, one- to four-family residential ARMs represented $1.8 million, or 3.9%, of the total loan portfolio, before net items.

Construction Loans. At December 31, 2000, $1.5 million, or 3.2%, of the Company's total loan portfolio, before net items, consisted of loans for the construction of single-family residences.

Construction loans are being actively marketed, and the origination of construction loans was $1.5 million in 2000 and $1.5 million in 1999. At the choice of the borrower, the Bank will generally originate both the construction loan and the permanent loan at one closing. In this event, the loan is treated as a one- to four-family residential loan from the date of origination. Otherwise, the Bank will originate only an interim construction loan for a period of six to nine months. All of the construction loans bear a fixed interest rate. The funds are disbursed as various phases of the construction are completed. At December 31, 2000, the Bank had no speculative construction loans.

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

        Commercial Real Estate Loans. The Bank's commercial real estate loan portfolio primarily consists of loans secured by professional offices, churches and multi-family residences located within the Bank's primary market area. Commercial real estate loans amounted to $2.4 million, or 5.1% of the total loan portfolio, at December 31, 2000. The largest commercial real estate loan at December 31, 2000 was a $252,000 loan secured by a commercial building and property. The average balance of the 26 commercial real estate loans at December 31, 2000 was approximately $92,000.

        Of the 26 commercial real estate loans, eighteen had fixed interest rates, were fully amortizing over an original term to maturity of three to 15 years, and had an aggregate principal balance of $1.4 million at December 31, 2000. The remaining eight loans were fixed-rate balloon mortgages with a balance of $1.0 million at that date. As part of its commitment to loan quality, the Bank's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Bank and are reviewed by management. In originating nonresidential loans, the Bank considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management.

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

        Land Loans. As of December 31, 2000, the Bank's land loans are secured by vacant lots which are generally expected to be used for residential purposes. These loans are generally three- to five-year balloon mortgages, with principal amortized over 10 to 15 years. These loans bear a fixed interest rate.

At December 31, 2000, the Bank's land loans amounted to $898,000, or 1.9% of the total loan portfolio. The average balance of the 31 land loans at December 31, 2000 was approximately $29,000.

        Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions.

        Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2000, $4.1 million, or 8.7%, of the Company's total loan portfolio consisted of consumer loans.

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

        The Bank offers loans secured by deposit accounts in the Bank, which loans amounted to $1.0 million, or 2.1%, of the Company's total loan portfolio at December 31, 2000. Such loans are originated for up to 95% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

        The Bank offers second mortgages secured by one-to four-family residences, even on properties where the first mortgage is held by another lender. The amount of the second mortgage, when combined with the amount of the first mortgage, is limited to 90% of the appraised value of the property. Second mortgages amounted to $1.6 million, or 3.4%, of the total loan portfolio at December 31, 2000, compared to $373,000 at December 31, 1999.

        The Bank offers automobile loans on both new and used vehicles, with most of the loans secured by new vehicles. The automobile loans have fixed interest rates and terms of up to five years for new vehicles and 42 months for used vehicles. Automobile loans amounted to $899,000, or 1.9%, of the total loan portfolio at December 31, 2000, compared to $763,000 at December 31, 1999.

        The unsecured loans originated by the Bank are generally for $10,000 or less and have a maximum term of 36 months. These loans bear a fixed interest rate and require monthly payments of principal and interest. Unsecured loans amounted to $289,000, or .6% of the total loan portfolio, at December 31, 2000.

        Other consumer loans primarily consist of small boats and overdrafts. These loans amounted to $184,000, or .4% of the total loan portfolio, at December 31, 2000. The Bank originates these loans only to a limited extent.

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

        Commercial Loans. Commercial loans amounted to $384,000, or .8%, of the total loan portfolio at December 31, 2000. The Bank's commercial loans consist of unsecured lines of credit and loans secured primary by vehicles and equipment. The largest commercial loan at December 31, 2000 was a $36,000 loan secured by 3 vehicles. The average balance of the 26 commercial loans at December 31, 2000 was approximately $15,000.

        At December 31,2000, the commercial loan portfolio had an average remaining maturity of 23 months. Commercial loans are reviewed by senior management on an annual or semi-annual basis. In originating and reviewing commercial loans, the Bank considers the credit and projected cash flow of the borrower. In addition, the Bank examines the borrower's future business potential and the prospects of the local economy in which the borrower conducts business.

        Commercial lending is generally considered to involve a higher degree of risk than real estate secured lending. The payment experience on commercial loans is typically dependent on the borrower's cash flow and is typically affected by adverse business conditions. The Bank generally attempts to mitigate the risks associated with commercial lending by structuring repayment schedules to coincide with expected cash flows, performing regular loan reviews and monitoring the local, regional and national business climate.

        Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

        In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, the Bank had $85,000 of deferred costs which will be expensed over the contractual maturities of the related loans.

        Contractual Maturities. The following table shows the scheduled contractual maturities of the Company's loans as of December 31, 2000, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below reflect normal principal amortization but do not take into account loan prepayments.

December 31, 2000	One- to four-family residential	Construction Loans	Commercial Real Estate Mortgages	Land Loans	Second Mortgages	Consumer Loans	Commercial Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$ 1,287	$ 1,501	$ 232	$ 258	$ 178	$ 912	$ 101	$ 4,469
After one year through two years	594	-	720	78	155	348	50	1,945
After two years through three years	903	-	683	475	702	485	137	3,385
After three years through five years	1,767	-	632	87	613	676	96	3,871
After five years through ten years	8,129	-	108	-	-	-	-	8,237
After ten years through fifteen years	12,240	-	0	-	-	-	-	12,240
After fifteen years	12,994	-	0	-	-	-	-	12,994
Total	$37,914	$ 1,501	$ 2,375	$ 898	$ 1,648	$ 2,421	$ 384	$ 47,141

        The following table shows the dollar amount of all loans, before net items, due after one year from December 31, 2000 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)

One-to four-family residential	$34,876	$ 1,751	$36,627
Construction loans	--	--	--
Commercial real estate mortgages	2,143	--	2,143
Land	640	--	640
Second mortgages	1,470	--	1,470
Consumer	1,509	--	1,509
Commercial loans	283	--	283
Total	$40,921	$ 1,751	$42,672

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

        Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under generally accepted accounting principles are classified as real estate owned until sold. The Bank had no real estate owned at December 31, 2000 or 1999.

        Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amount and as a percentage of the Company's total loan portfolio. The dollar amounts shown equal the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 2000, all of the Company's delinquent loans were permanent one-to four-family residential loans, automobile loans and other consumer loans which were delinquent 30 or more days.

	December 31,
	2000		1999
	Amount	%	Amount %
	(Dollars in Thousands)

Loans delinquent for:
30 - 59 days	$ 549	1.16%	$ 60.14%
60 - 89 days	183.04		20.05
90 days and over	156.33		174.42
Total delinquent loans	$ 888	1.53%	$ 254.61%

        Non-Performing Assets. The following table shows the Company's non-performing assets at the dates indicated. The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at the dates shown.

	December 31,
	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
Real estate loans:
One- to four-family residential	$ 156	$ 174
Consumer	--	--
Commercial loans	--	--
Total non-accruing loans	156	174
Real estate owned	--	--
Total non-performing assets	$ 156	$ 174

Total non-performing loans as a percentage of total loans	.33%	.42%

Total non-performing assets as a percentage of total assets	.25%	.33%

        The $156,000 of non-accruing loans at December 31, 2000 consisted of five one-to four-family residential loans, of which the largest loan was for $86,000. All of the residential properties securing these loans are located in either Tangipahoa or Livingston Parish.

        If the $156,000 of non-accruing loans at December 31, 2000 had been current in accordance with their terms during 2000, the gross interest income on such loans would have been approximately $11,000. A total of $10,000 of interest income on these non-accruing loans was actually recorded in 2000.

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

        All loans for $200,000 or more are reviewed annually under the Bank's asset classification policy, and other loans are reviewed based on delinquency reports. The Bank's total classified assets at December 31, 2000 (excluding loss assets specifically reserved for) amounted to $319,000, all of which was classified as substandard. The largest classified asset at December 31, 2000 consisted of an $86,000 fixed-rate residential loan. The remaining $233,000 of substandard assets at December 31, 2000 consisted of eight residential mortgage loans totaling $233,000.

        Allowance for Loan Losses. At December 31, 2000, the Company's allowance for loan losses amounted to $170,000 or .36% of the total loan portfolio. The Company's loan portfolio consists primarily of residential mortgage loans and, to a lesser extent, commercial real estate loans, land loans, consumer loans and commercial loans. The loan loss allowance is maintained by management at a level considered adequate to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. The Company significantly increased its allowance for loan losses in 1998 by incurring an $81,000 provision for loan losses, compared to a $6,000 provision for 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses" in the Company's 2000 Annual Report to Stockholders, which is filed as Exhibit 13.1 hereto (the "2000 Annual Report"), for a discussion of the changes in the allocation of the allowance for loan losses in 2000. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

        The following table shows changes in the Company's allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2000	1999
	(Dollars in Thousands)
Total loans outstanding at end of period	$ 47,141	$41,899

Average loans outstanding	$ 44,097	$38,319

Balance at beginning of period	$ 170	$ 170
Charge-offs	--	--
Recoveries	--	--
Net charge-offs (recoveries)	--	--
Provision for loan losses	--	--
Balance at end of period	$ 170	$ 170

Allowance for loan losses as a percent of total loans outstanding	.36%	.49%

Ratio of net charge-offs (recoveries) to average loans outstanding	-- %	-- %

        The following table shows how the Company's allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2000		1999
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$ 80	80.4%	$ 90	87.0%
Construction	20	3.2	20	2.9
Commercial real estate	25	5.0	25	2.7
Land	10	1.9	10	1.3
Consumer & second mortgages	25	8.7	25	6.1
Commercial Loans	10.8		--	--
Total	$ 170	100.0%	$ 170	100.0%

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

        At December 31, 2000, the Company's mortgage-backed securities amounted to $1.8 million, which represented 2.9% of the Company's $61.4 million of total assets at that date. All of the Company's $1.8 million of mortgage-backed securities at December 31, 2000 are accounted for as held to maturity, and $1.7 million had adjustable interest rates. The Company's mortgage-backed securities at December 31, 1999 amounted to $2.2 million. The Company did not purchase any mortgage-backed securities in either 2000 or 1999. For information regarding the maturities of the Company's mortgage-backed securities, see Notes to Consolidated Financial Statements in the 2000 Annual Report.

        Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

        The following table shows the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

	At or For the Year Ended December 31,
	2000	1999
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period (cost)	$2,166	$2,924
Purchases	--	--
Repayments	(397)	(752)
Premium amortization	(3)	(6)
Mortgage-backed securities at end of period (cost)	$ 1,766	$2,166

Mortgaged-backed securities at end of period (fair value)	$ 1,772	$2,182

Weighted average yield at end of period	7.43%	6.27%

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

        At December 31, 2000, the Company's available for sale securities consist of $7.5 million in United States Government agencies securities, $1.0 million in a mutual fund which invests in adjustable-rate mortgages and $73,000 in common stock. At December 31, 1999, the Company's available for sale securities consisted of $3.0 million in United States Government securities and $1.0 million investment in a mutual fund which invests in adjustable rate mortgages and $38,000 in common stock.

        The investment securities have a weighted average yield of 6.52% at December 31, 2000.

        The fair values of the investment securities were $8.6 million at December 31, 2000 and $4.0 million at December 31, 1999. See notes to Consolidated Financial Statements in the 2000 Annual Report.

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

        The following table shows the amount of deposits at the Bank by types of deposit at the dates indicated.

	December 31,
	2000		1999
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
3.01% - 4.00%	$ --	--%	$ 903	2.3%
4.01% -5.00%	6,991	15.1	12,226	30.9
5.01% - 6.00%	6,927	15.0	15,505	39.3
6.01% - 7.00%	17,889	38.8	1,227	3.1
7.01% and over	2,717	5.9	--	--
Total certificate accounts	34,524	74.8	29,861	75.6
Transaction accounts:
Passbook accounts	898	2.0	1,498	3.8
Money market accounts	2,042	4.4	2,505	6.3
NOW accounts	7,296	15.8	4,639	11.7
Noninterest-bearing deposits	1,287	2.8	951	2.5
Total transaction accounts	11,523	25.0	9,593	24.3
Accrued interest payable	117.2		47.1
Total deposits	$46,164	100.0%	$ 39,501	100.0%

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2000		1999
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook savings accounts	$ 1,148	1.91%	$ 1,446	2.00%
NOW accounts	5,603	4.66	3,312	3.86
Money market deposit accounts	2,286	3.40	3,212	3.55
Certificates of deposit	32,228	5.63	28,163	5.09
Total interest-bearing deposits(1)	41,219	5.26%	36,133	4.68%
Noninterest-bearing deposits	2,269		1,015
Total deposits	$ 43,488		$ 37,299

___________________

(1) Excludes accrued interest payable.

The following table shows the activity in the Bank's deposits during the periods indicated.

	Year Ended December 31,
	2000	1999
		(In Thousands)
Net increase before interest credited(1)	$ 5,501	$ 4,455
Interest credited	1,092	934
Net increase in deposits(2)	$ 6,593	$ 5,389

____________________

(1)      The information provided is net of deposits and withdrawals because the gross amount of deposits and withdrawals is not readily available.

(2)      Excludes accrued interest payable on deposits.

        The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area. The Bank actively competes with other institutions on a rate basis, and the Bank has frequently taken a position of price leadership in its market area.

        The following table shows the interest rate and maturity information for the Bank's certificates of deposit at December 31, 2000.

	Maturity Date
	One Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
4.01% - 5.00%	$ 6,058	$ 933	$ --	$ --	$ 6,991
5.01% - 6.00%	4,798	773	686	670	6,927
6.01% - 7.00%	14,229	1,551	1,197	912	17,889
7.01% and over	2,604	--	113	--	2,717
Total	$27,689	$ 3,257	$ 1,996	$ 1,582	$ 34,524

        The following table shows the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 2000.

Certificates of deposit maturing in quarter ending:	Amount
(In Thousands)
March 31, 2001	$ 2,382
June 30, 2001	2,157
September 30, 2001	1,139
December 31, 2001	1,037
After December 31, 2001	811
Total certificates of deposit with balances of $100,000 or more	$ 7,526

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

        As of December 31, 2000, the Bank was permitted to borrow up to an aggregate total of $20.1 million from the FHLB of Dallas. The Bank had $8.2 million of FHLB advances outstanding at December 31, 2000, compared to $6.2 million at December 31, 1999.

        The following table shows certain information regarding the borrowings of the Company at or for the dates indicated:

	At or for the Year Ended December 31,
	2000	1999
	(Dollars in Thousands)

FHLB advances:
Average balance outstanding	$7,508	$4,792
Maximum amount outstanding at any month-end during the period	$8,200	$6,200
Balance outstanding at end of period	$8,200	$6,200
Average interest rate during the period	6.05%	5.73%
Weighted average interest rate at end of period	6.10%	5.96%

Subsidiaries

        At December 31, 2000, the Company's only subsidiary is the Bank. During 2000, the Bank established FPB Insurance & Investments, Inc.

Total Employees

        The Company had 15 full-time employees and 2 part-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Our Market Area

        The Company's primary market area for lending and deposits is Tangipahoa Parish, which is located in southeast Louisiana. To a lesser extent, the Company serves customers in the adjacent parishes of Livingston and St. Tammany. The Company's market area can be characterized as a combination of rural and suburban areas. Tangipahoa Parish maintains a large commuter population with residents commuting to jobs in the New Orleans and Baton Rouge metropolitan areas. The parish's population increased from approximately 86,000 in 1990 to 98,000 in 1999, representing an annual growth rate of 1.3%. The increased demand for housing resulting from the population growth has had a positive impact on real estate values in Tangipahoa Parish in recent years.

        Educational facilities are three of the four largest employers in Tangipahoa Parish, including Southeastern Louisiana University. The second largest employer is North Oaks Medical Center. Median 2000 family income of $30,500 in Tangipahoa Parish is lower than the comparative medians for Louisiana and the United States, which is indicative of the market area's more rural nature that provides for a lower cost of living than the more heavily populated markets within the state. The unemployment rate in Tangipahoa Parish was 8.2% in December 2000. This rate is higher than the comparative measures for Louisiana and the United States, which tends to be a characteristic of rural markets in general as the result of seasonal agricultural employment fluctuations.

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

        The Bank's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

        If the savings institution subsidiary of a unitary savings and loan holding company fails to meet the qualified thrift lender test, as discussed under "- The Bank - Qualified Thrift Lender Test," then such holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

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

        Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid 6.4 basis points to fund the Financing Corporation, while BIF member institutions paid approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Effective January 1, 2000 the Bank's effective assessment rate dropped to 2.0 basis points. Based on the Bank's assessable deposits in 2000 and 1999, the premium reduction resulted in a pre-tax cost savings of approximately $89,000 in 2000 and $62,000 in 1999 for the Bank.

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

        Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 2000. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

        At December 31, 2000, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.69%, 8.69% and 18.85%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of December 31, 2000.

	Tangible Capital	Core Capital(1)	Risk-Based Capital (2)
	(Dollars in Thousands)
Capital under GAAP	$ 5,299	$ 5,299	$ 5,299
Additional capital items:
Unrealized loss on securities available for sale, net of taxes	(12)	(12)	(12)
General valuation allowances(3)	--	--	170
Less equity investment	--	--	(15)
Regulatory capital	5,287	5,287	5,442
Minimum required regulatory capital(4)	912	1,825	2,310
Excess regulatory capital	$ 4,375	$ 3,462	$ 3,132

Regulatory capital as a percentage	8.69%	8.69%	18.85%
Minimum capital required as a percentage(4)	1.50%	3.00%	8.00%
Regulatory capital as a percentage in excess of requirements	7.19%	5.69%	10.85%

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

(4)      Tangible and core capital are computed as a percentage of adjusted total assets of $60.8 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $28.9 million.

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

        At December 31, 2000, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

        Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 2000, the Bank's liquidity ratio was 30.5%.

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

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender or QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Bank were approximately 82.1% of its portfolio assets.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2000, the Bank had $8.2 million of FHLB advances. See Note 8 of Notes to Consolidated Financial Statements in the 2000 Annual Report.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $430,000 in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Bank's FHLB stock was 7.88% in 2000 and 5.45% in 1999.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $5 million of transaction accounts, reserves of 3% were required to be maintained against the next $42.8 million of net transaction accounts, and a reserve of 10% against all remaining net transaction accounts. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

        Fiscal Year. FPB Financial and the Bank file federal income tax returns on the basis of a calendar year ending on December 31. Consolidated returns will be filed for 2000 and it is expected that consolidated returns will be filed for the foreseeable future.

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

        At December 31, 2000, the federal income tax reserves of the Bank included $ 503,000 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion, the retained earnings of the Bank are substantially restricted.

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

Item 2. Description of Property

        At December 31, 2000, Florida Parishes conducted its business from its headquarters and sole office at 300 West Morris Avenue, Hammond, Louisiana 70403. The Bank owns the building and land at this site. The estimated net book value of the electronic data processing and other office equipment owned by Florida Parishes was $119,000 at December 31, 2000.

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

        The information required herein, to the extent applicable, is incorporated by reference from Page 46 of the Company's 2000 Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required herein is incorporated by reference from pages 4 to 12 of the 2000 Annual Report.

Item 7. Financial Statements.

        The information required herein is incorporated by reference from pages 15 to 44 of the 2000 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        On August 21, 2000 the Company filed form 8-K regarding changes in the Company's certifying account, which Form 8-K is incorporated herein by reference.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required herein is incorporated by reference from pages 3 to 4 and 8 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 25, 2001, which will be filed within 120 days of December 31, 2000 ("Definitive Proxy Statement").

Item 10. Executive Compensation.

        The information required herein is incorporated by reference from pages 9 to 11 of the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The information required herein is incorporated by reference from pages 6 to 8 of the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

        The information required herein is incorporated by reference from page 13 of the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

        (a) Documents Filed as Part of this Report

        (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Income for the Years Ended
  December 31, 2000 and 1999
Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows for the Years
  ended December 31, 2000 and 1999
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
10.2*       Employment Agreement among FPB Financial Corp., Florida Parishes Bank and G. Wayne Allen dated June 30,
                1999
10.3**     2000 Stock Option Plan
10.4**     2000 Recognition and Retention Plan and Trust Agreement
13.1         2000 Annual Report to Stockholders

(*)         Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration
             No. 333-74259) filed by the Company with the SEC on March 11, 1999, as subsequently amended.

(**)      Incorporated herein by reference from the Company's Proxy on Form DEF-14A filed by the Company with the SEC on March 24, 2000.

    (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB FINANCIAL CORP.

Date: March 23, 2001	By: /s/ Fritz W. Anderson, II
Fritz W. Anderson, II
President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fritz W. Anderson	March 23, 2001
Fritz W. Anderson, II Director, President and Chief Executive Officer (principal financial and accounting officer)
/s/ G. Wayne Allen	March 23, 2001
G. Wayne Allen Director, Senior Vice President and Secretary
/s/ Bill W. Bowden	March 23, 2001
Bill W. Bowden Chairman of the Board
/s/ Dan R. Durham	March 23, 2001
Dan R. Durham Director
/s/ Wilbert H. Hutchinson	March 23, 2001
Wilbert H. Hutchinson Director
/s/ Richard S. Inge	March 23, 2001
Richard S. Inge Director
/s/ John L. McGee	March 23, 2001
John L. McGee Director