Form 10QSB
period 2001-03-31
FPB FINANCIAL CORP
filed 2001-05-14
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 000-26403

FPB Financial Corp.
(Exact name of small business issuer as specified in its charter)
LOUISIANA	(72-1438784)
(State or other jurisdiction of	(I R S Employer
incorporation or organization)	Identification No.)

300 WEST MORRIS AVENUE, HAMMOND, LOUISIANA 70401
(Address of principal executive offices)

Issuer's telephone number, including area code: 985-345-1880

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 11, 2001: 331,355

Transitional Small Business Disclosure Format (check one):

Yes[  ]  No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND DECEMBER 31, 2000
	March 31, 2001	Dec. 31,2000
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 208,899	$ 379,998
Interest- earning deposits in other depository institutions	6,473,415	3,056,175

TOTAL CASH AND CASH EQUIVALENTS	6,682,324	3,436,173

Investment securities (Available for Sale)	5,109,416	8,579,101
Investment securities (Held to Maturity)	1,651,898	1,766,261
Federal Home Loan Bank stock	435,800	429,900

Loans receivable	48,534,538	47,140,994
Less:
Loans in process	(607,024)	(460,883)
Allowance for loan losses	(162,192)	(170,000)
Net deferred loan costs	89,714	85,036

Loans receivable, net	47,855,035	46,595,147

Accrued interest receivable	194,694	253,486
Premises and equipment, net	306,332	309,894
Prepaid expenses and other assets	133,166	72,249

TOTAL ASSETS	$ 62,368,655	$ 61,442,211

LIABILITIES AND EQUITY

Deposits:
Non-interest-bearing demand	$ 1,934,784	$ 1,287,010
Interest-bearing	45,013,478	44,759,870

Total deposits	46,948,262	46,046,880

Interest payable on deposits	165,655	117,223
Advances from Federal Home Loan Bank	8,200,000	8,200,000
Accrued expense and other liabilities	247,751	298,685

TOTAL LIABILITIES	55,561,668	54,662,788

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND DECEMBER 31, 2000
	March 31, 2001 (Unaudited)	Dec. 31,2000
EQUITY Preferred stock $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized,	---	---
331,355 shares issued and outstanding	3,314	3,314
Additional paid-in capital	2,982,626	2,981,758
Unearned Compensation	(367,370)	(360,900)
Treasury Stock (3,700 shares at cost)	(39,921)	(28,354)
Retained earnings - substantially restricted	4,203,940	4,168,372
Accumulated other comprehensive income (loss)	24,398	(15,233)

TOTAL EQUITY	6,806,987	6,779,423

TOTAL LIABILITIES AND EQUITY	$ 62,368,655	$61,442,211

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2001 and 2000
	-----Three Months Ended-----
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 850,006	$ 738,522
Loans on deposits	18,044	16,579
Consumer loans	36,595	31,004
Commercial loans	10,539	---
FHLB stock and other investment securities	105,183	109,027
Mortgage - backed securities	30,905	34,704
Demand deposits	86,686	34,027

TOTAL INTEREST INCOME	1,137,958	963,863

INTEREST EXPENSE
Deposits	626,588	477,197
Federal Home Loan Bank advances	125,027	91,907

TOTAL INTEREST EXPENSE	751,615	569,104

NET INTEREST INCOME	386,343	394,759

Provision for Loan Losses	---	---

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	386,343	394,759

NON-INTEREST INCOME
Gain on foreclosed real estate sold	---	---
Insurance commissions	1,910	2,726
Service charges on deposits	7,464	4,205
Other	27,903	13,452

TOTAL NON-INTEREST INCOME	37,277	20,383

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2001 and 2000
	Three Months Ended
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	177,911	141,752
Occupancy and equipment	19,825	24,795
Data processing	26,215	13,826
Advertising	13,350	11,551
Professional fees	12,673	13,648
Federal insurance expense	2,175	2,006
Stationery, printing, and supplies	6,460	8,539
Other	79,054	36,081

TOTAL NON-INTEREST EXPENSE	337,663	252,198

INCOME BEFORE INCOME TAXES	85,957	162,944

Income tax expense	29,850	57,000

NET INCOME	$ 56,107	$ 105,944

Basic earnings per common share	$ .19	$ .35

Diluted earnings per common share	$ .19	$ .35

COMPREHENSIVE INCOME
Net income	56,107	105,944
Other comprehensive income (loss)
Unrealized gain (loss) on
investment securities, net of
deferred tax expense (benefit)	9,165	(14,657)

COMPREHENSIVE INCOME	$ 65,272	$ 91,287

Cash dividends paid, per share	$ .0625	$ .05

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Com- pensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2000	$3,314	2,979,557	-	(244,689)	3,891,101	(24,294)	$6,604,989

Net Income	-	-	-	-	105,944	-	105,944
Other comprehensive income (loss), net of tax	-	-	-	-	-	(14,657)	(14,657)
Dividends declared	-	-	-	-	(16,568)	-	(16,568)
ESOP shares released for allocation	-	133	-	5,097	-	-	5,230
Treasury Stock	-	-	(28,354)	-	-	-	(28,354)
Balance - March 31, 2000	$3,314	2,979,690	(28,354)	(239,592)	$3,980,477	(38,951)	$6,656,584
	=====	=====	=====	=====	======	=====	======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Com- pensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2001	$3,314	2,981,758	(28,354)	(360,900)	4,168,372	15,233	$6,779,423

Net Income	-	-	-	-	56,107	-	56,107
Other comprehensive income (loss), net of tax	-	-	-	-	-	9,165	9,165
Dividends declared	-	-	-	-	(20,539)	-	(20,539)
ESOP shares released for allocation	-	868	-	5,097	-	-	5,965
Treasury Stock (1,000 shares at cost)	-	-	(11,567)	-	-	-	(11,567)
Common stock acquired by Management
Recognition and Retention Plan	-	-	-	(11,567)	-	-	(11,567)
Balance - March 31, 2001	$3,314	2,982,626	(39,921)	(367,370)	$4,203,940	24,398	$6,806,98
	=====	=====	=====	=====	======	=====	======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000
	Three Months Ended
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 56,107	$ 105,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,229	6,155
Stock dividends on Federal Home Loan Bank Stock	(5,900)	(5,600)
Net loan costs deferred	(4,677)	(6,226)
Accretion of net discounts on investment securities available for sale	(6,427)	(1,688)
Amortization of net premiums on investment securities held to maturity	875	644
ESOP compensation	6,151	5,230
Management Recognition and Retention Plan expense	4,176	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(58,792)	(93,122)
Prepaid expenses and other assets	60,918	13,436
Interest payable on deposits	48,432	31,903
Accrued expenses and other liabilities	(86,310)	14,351
Federal Income Taxes Payable	29,850	-

Total Adjustments	(2,475)	(34,917)

Net Cash Provided by Operating Activities	53,632	71,027

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(1,263,018)	(2,164,489)
Purchase of investment securities-available for sale	(2,010,000)	(3,505,641)
Maturities of investment securities-available for sale	5,500,000	-
Principal payments from investment securities-held to maturity	113,488	79,167
Purchase of Federal Home Loan Bank stock	-	-
Improvements to premises	-	(29,491)
Purchase of furniture, equipment and/or software	(5,667)	(65,762)

Net cash provided by (used in) investing activities	2,334,803	(5,686,216)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000
	Three Months Ended
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	901,382	2,334,262
Advances from Federal Home Loan Bank	-	500,000
Purchase of stock for management recognition plan	(11,567)	-
Purchase of treasury stock	(11,567)	(28,354)
Deferred charges - stock conversion	-	-
Dividends paid on common stock	(20,541)	(16,568)

Net cash provided by financing activities	857,707	2,789,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,246,142	(2,825,849)
Cash and cash equivalents - beginning of period	3,436,172	4,783,619

Cash and cash equivalents - end of period	$ 6,682,314	$ 1,957,770

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 include the accounts of FPB Financial Corp. (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

        On February 23, 1999, the Bank incorporated FPB Financial Corp. to facilitate the conversion of the Bank from mutual to stock form (the Conversion). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on June 30, 1999, all of the Bank's outstanding common stock was issued to the Company, the Company became the holding company for the Bank and the Company issued 331,355 shares of common stock.

        The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 331,355 shares of common stock, 26,508 shares of which were acquired by its Employee Stock Ownership Plan, and the Bank issued 1,000 shares of $.01 par value common stock to the Company.

        The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

        The ESOP shares as of March 31, 2001 were as follows:
Allocated shares	4,487
Shares released for allocation	528
Unreleased shares	21,693

Total ESOP shares	26,708

Fair value of unreleased shares	$ 259,014

        During the first quarter of 2001, the ESOP purchased an additional 200 shares of FPB Financial Corp. stock on the open market.

Note 3 -Earnings Per Share -

        The computation of basic earnings per share for the three months ended March 31, 2001 includes reported net income of $56,107 in the numerator and the weighted average number of shares outstanding of 293,075 in the denominator. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 295,705 for the three months ended March 31, 2001, in the denominator. The computation of basic earnings per share for the three months ended March 31,2000 includes reported net income of $105,944 in the numerator and the weighted average number of shares outstanding of 306,412 in the denominator.

        FPB Financial Corp. is a Louisiana corporation organized in February 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company purchased all of the capital stock of the Bank issued in the Conversion in exchange for 50% of the net Conversion proceeds and retained the remaining 50% of the net Conversion proceeds as its initial capitalization. The only significant assets of the Company at March 31, 2001 are the capital stock of the Bank, the Company's loan to the ESOP, and approximately $583,000 in investment securities available for sale. The business and management of the Company primarily consists of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

Note 4 - Recognition and Retention Plan

        On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (the "Plan") as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as Plan share awards vest over a specified period of at least five years. If the service of an employee or non-employee director Plan participant is terminated prior to the end of the vesting period for any reason other than death or disability, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the Plan is based on the market price of the stock as of the date on which the Plan shares are granted.

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

        The following table summarizes the activity related to stock options:

	Exercise	Available	Options
	Price	For Grant	Outstanding

At inception		33,135	--
Granted	$10.50	(25,603)	25,603
Granted	$11.50	(900)	900
Cancelled	--	--	--
Exercised	--	--	--
At March 31, 2001	--	6,632	26,503

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion compares the consolidated balance sheet of FPB Financial Corp. and Subsidiary at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 with the same period in 2000. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

        FPB Financial Corp. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, commercial real estate loans and various types of consumer loans.

Changes in Financial Condition

        The Company's total assets increased $926,000, or 1.5%, from $61.4 million at December 31, 2000 to $62.4 million at March 31, 2001. This increase was primarily due to increases of $1.3 million in net loans receivable, and $3.2 million in cash and cash equivalents, and was partially offset by a decrease of $3.5 million in investment securities available for sale.

        Interest-bearing deposits in other institutions increased by $3.4 million, or 109.7%, from $3.1 million at December 31, 2000 to $6.5 million March 31, 2001. The increase was primarily due to investment securities maturing and being called early by their various issuers.

        The demand for mortgage, consumer and commercial loans in the Bank's market area increased during the past three months. The net loan portfolio increased $1.3 million, or 2.8%, from $46.6 million at December 31, 2000 to $47.9 million at March 31, 2001.

        The Company's total classified assets for regulatory purposes at March 31, 2001 (excluding loss assets specifically reserved for) amounted to $312,000, all of which are classified as substandard. This represents an increase of $156,000, or 100.0%, from $156,000 at December 31, 2000. The largest classified asset at March 31, 2001 consisted of an $84,000 residential loan. The remaining $228,000 of substandard assets at March 31, 2001 consisted of 8 residential mortgage loans.

        Deposits increased by $901,000, or 2.0%, from $46.0 million at December 31, 2000 to $46.9 million at March 31, 2001. The $901,000 increase was made up of $253,000 in interest-bearing deposits and $648,000 in non-interest bearing deposits. Federal Home Loan Bank advances were $8.2 million at December 31, 2000 and $8.2 million at March 31, 2001. Advances were utilized to structure longer maturity liabilities for asset-liability management purposes.

        Total stockholders' equity increased by $28,000 for the three months ended March 31, 2001. Net income of $56,000, ESOP shares released for allocation of $5,000, and $9,000 unrealized gain on investment securities were partially offset by the purchase of $11,000 of treasury stock, $11,000 of recognition plan stock, and $20,000 in dividends paid. Stockholders equity at March 31, 2001 totaled $6.8 million compared to equity of $6.8 million at December 31, 2000.

Liquidity and Capital Resources

        In the past, the Bank was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2001, the Bank's liquidity was 26.9%, or $7.7 million in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all savings institutions and service corporations maintain sufficient liquidity to ensure their safe and sound operation.

        The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At March 31, 2001, the Bank's core capital amounted to $5.3 million, or 8.64% of adjusted total assets of $61.7 million, and the Bank's risk-based capital amounted to $5.5 million, or 18.37% of adjusted risk-weighted assets of $29.8 million.

        As of March 31, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:
	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$ 5,335	$ 5,335

Additional Capital Items:
General Valuation Allowances	-	162
Equity Investments	-	(15)

Regulatory Capital Computed	5,335	5,482
Minimum Capital Requirement	2,601	2,387

Regulatory Capital Excess	$ 2,734	$ 3,095

Regulatory Capital as a Percentage	8.64%	18.37%
Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	4.64%	10.37%

        Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at March 31, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

        The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In the three months ended March 31, 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, and miscellaneous other expenses.

        Net income decreased by $50,000, or 47.2%, in the quarter ended March 31, 2001 compared to the respective 2000 period. The decrease noted for the quarter ended March 31, 2001 was due to an increase of $85,000 in non-interest expense and a decrease in net interest income of $8,000. The decrease was partially offset by an increase in non-interest income of $17,000, and a decrease in income tax expense of $27,000 for the period.

        Net interest income decreased by $8,000, or 2.0%, in the quarter ended March 31, 2001 over the comparable 2000 period. This is primarily due to a lower average net interest margin of 2.54% for the three months ended March 31, 2001, compared to 3.01% for the three months ended March 31, 2000. The effects of the reduced net interest margins were partially offset by an increase in average net interest earning assets to $7.8 million for the three months ended March 31, 2001 compared to $7.1 million in the 2000 respective periods. With recent decreases in market interest rates, we anticipate our net interest margin may improve slightly in the second quarter of 2001, which could increase our net interest income.

        Total interest income increased by $174,000, or 18.1%, in the quarter ended March 31, 2001 over the comparable 2000 period. This is due primarily to an increase in average net loans receivable of $47.0 million for the three months ended March 31, 2001, compared to $41.6 million for the period ended March 31, 2000, and an increase in average interest-earning deposits to $6.1 million for the three months ended March 31, 2001, compared to $2.0 million for the period ended March 31, 2000. These increases were partially offset by a decrease in average investment securities to $7.9 million for the three months ended March 31, 2001, compared to $8.8 million for the 2000 period.

        Total interest expense increased by $183,000, or 32.2%, for the quarter ended March 31, 2001 over the comparable 2000 period. This is due to an increase in average interest-bearing deposits to $44.9 million for the three months ended March 31, 2001, compared to $39.1 million for the 2000 period. FHLB advances averaged $8.2 million for the three months ended March 31, 2001, compared to $6.3 million for the 2000 period. The Company's average cost of funds increased to 5.66% for the three months ended March 31, 2001, compared to 4.75% for the comparable 2000 period. Our cost of funds has recently been increasing faster than the average yield on our assets.

        The Company decreased its allowance for loan losses by $8,000 in the three months ended March 31, 2001. This is due to charging off two consumer loans that totaled $8,000. The Company had no provisions for losses in the 2001 or 2000 period. At March 31, 2001, the Company's non-accruing loans amounted to $95,000, an increase of $20,000, or 26.7%, compared to March 31, 2000.

        The allowance for loan losses amounted to $162,000 at March 31, 2001, representing 0.3% of the total loans held in portfolio and 170.5% of total non-accruing loans at such date. The increase in non-accruing loans is made up of residential and consumer loans. Management believes our allowance for loan losses is adequate as of March 31, 2001.

        Non-interest income increased by $17,000, or 85.0%, for the three months ended March 31, 2001 over the comparable 2000 period. The increase was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges.

        Non-interest expenses increased in the quarter ended March 31, 2001 by $85,000, or 33.7%, over the comparable 2000 period. The increase in the quarter was due to increases of $36,000 in compensation and employee benefits, $2,000 in advertising, $12,000 data processing and $43,000 in other expenses. These increases were partially offset by a decrease of $5,000 in occupancy and equipment expense, $2,000 in stationery, printing and supplies and $1,000 in professional fees. Other expenses increased in the three month period due primary to the Company expensing $21,000 in the three months ended March 31, 2001, compared to $11,000 in the three months ended March 31, 2000 for the State of Louisiana shares tax.

        Income tax expense decreased by $27,000 for the quarter ended March 31, 2001 over the comparable 2000 period due to a reduction in pre-tax income for the quarter.

FPB Financial Corp.

Form 10-QSB
Quarter Ended March 31, 2001

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

Item 6 - Exhibits and Reports on Form 8-K:

  No exhibits are filed herewith.
  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.
Registrant

Date: May 11, 2001	By: /s/ Fritz W. Anderson II
-------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date: May 11, 2001	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary