Form 10QSB
period 2001-06-30
FPB FINANCIAL CORP
filed 2001-08-13
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Issuer's telephone number, including area code: 985 345-1880

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

        Shares of common stock, par value $.01 per share, outstanding as of August 8, 2001: 331,355

        Transitional Small Business Disclosure Format (check one):

Yes[   ]    No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at June 30, 2001 (Unaudited) and
December 31, 2000	3

Consolidated Statements of Income and Comprehensive Income (Unaudited) For the Three and Six
Months Ended June 30, 2001 and June 30, 2000	5

Consolidated Statements of Changes in Equity (Unaudited) For the Six Months Ended
June 30, 2001 and 2000	7

Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended
June 30, 2001 and 2000	9

Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis or Plan of Operation	14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	19
Item 2 - Changes in Securities and Use of Proceeds	19
Item 3 - Defaults Upon Senior Securities	19
Item 4 - Submission of Matters to a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits and Reports on Form 8 - K	19
Signatures	20

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2001 AND DECEMBER 31, 2000
	June 30, 2001	Dec. 31,2000
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 356,060	$ 379,998
Interest- earning deposits in other depository institutions	2,770,271	3,056,175

TOTAL CASH AND CASH EQUIVALENTS	3,126,331	3,436,173

Investment securities (Available for Sale)	6,112,692	8,579,101
Investment securities (Held to Maturity)	1,488,116	1,766,261
Federal Home Loan Bank stock	440,500	429,900

Loans receivable	52,498,514	47,140,994

Less:
Loans in process	(391,031)	(460,883)
Allowance for loan losses	(161,692)	(170,000)
Net deferred loan costs	104,077	85,036
Loans receivable, net	52,049,868	46,595,147

Accrued interest receivable	198,732	253,486
Premises and equipment, net	311,839	309,894
Prepaid expenses and other assets	251,494	72,249

TOTAL ASSETS	$ 63,979,572 =========	$ 61,442,211 =========

LIABILITIES AND EQUITY

Deposits:
Non-interest-bearing demand	$ 3,290,184	$ 1,287,010
Interest-bearing	45,109,221	44,759,870

Total Deposits	48,399,405	46,046,880

Interest payable on deposits	172,350	117,223
Advances from Federal Home Loan Bank	8,200,000	8,200,000
Accrued expense and other liabilities	337,603	298,685

TOTAL LIABILITIES	57,109,358	54,662,788

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2001 AND DECEMBER 31, 2000
	June 30, 2001	Dec. 31,2000
	(Unaudited)
EQUITY
Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized,
331,355 shares issued and outstanding at June 30, 2001	3,314	3,314
Additional paid-in capital	2,983,374	2,981,758
Unearned Compensation	(345,346)	(360,900)
Treasury Stock (5,700 shares at cost at June 30, 2001)	(63,671)	(28,354)
Retained earnings - substantially restricted	4,272,040	4,168,372
Accumulated other comprehensive income (loss)	20,503	(15,233)

TOTAL EQUITY	6,870,214	6,779,423

TOTAL LIABILITIES AND
EQUITY	$ 63,979,572 =========	$ 61,442,211 =========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2001and 2000
Six Months Ended June 30, 2001 and 2000
	-----Three Months Ended-----		-----Six Months Ended-----

	June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)

INTEREST INCOME

Mortgage loans and fees	$ 892,814	$ 762,705	$ 1,740,620	$ 1,501,227
Loans on deposits	21,937	17,413	39,981	33,992
Consumer loans	57,609	36,446	104,743	67,450
FHLB stock and other investment securities
available for sale	84,572	145,912	189,775	254,941
Investment securities held to maturity	27,023	33,947	57,929	68,651
Demand deposits	59,282	16,696	145,967	50,723

TOTAL INTEREST INCOME	1,143,237	1,013,119	2,278,995	1,976,984

INTEREST EXPENSE
Deposits	583,870	504,491	1,210,458	981,688
Federal Home Loan Bank advances	125,436	110,758	250,463	202,665

TOTAL INTEREST EXPENSE	709,306	615,249	1,460,921	1,184,353

NET INTEREST INCOME	433,931	397,870	818,074	792,631

Provision for Loan Losses	---	---	---	---

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	433,931	397,870	818,074	792,631

NON-INTEREST INCOME

Gain on foreclosed real estate sold	---	---	---	--
Insurance commissions	1,911	4,059	3,821	6,785
Service charges on deposits	8,578	6,273	16,042	10,478
Other	39,973	18,274	70,126	31,726

TOTAL NON-INTEREST INCOME	50,462	28,606	89,989	48,989

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2001 and 2000
Six Months Ended June 30, 2001 and 2000
	Three Months Ended		Six Months Ended

	June 30,2001 (Unaudited)	June 30, 2000 (Unaudited)	June 30 2001 (Unaudited)	June 30, 2000 (Unaudited)
NON-INTEREST EXPENSE

Compensation and employee benefits	187,998	145,351	365,909	287,102
Occupancy and equipment	18,647	14,143	38,473	27,438
Data processing	27,919	21,513	54,133	35,339
Professional fees	20,600	17,131	33,273	30,780
Advertising	9,229	14,195	22,579	25,746
Federal insurance expense	2,196	2,056	4,371	4,062
Stationery, printing, & supplies	12,678	8,020	19,137	19,059
Other	69,462	51,569	148,567	96,652

TOTAL NON-INTEREST EXPENSE	348,729	273,978	686,442	526,178

INCOME BEFORE INCOME TAXES	135,664	152,498	221,621	315,442

Income tax expense	47,750	55,132	77,600	112,132

NET INCOME	$ 87,914 =======	$ 97,366 =======	$ 144,021 =======	$ 203,310 =======
Basic earnings per common share	$ .30 =======	$ .32 =======	$ .49 =======	$ .67 =======
Diluted earnings per common share	$ .30 =======	$ .32 =======	$ .49 =======	$ .67 =======

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	(3,896)	4,894	20,503	(9,763)

COMPREHENSIVE INCOME	$ 84,018 =======	$ 102,260 =======	$ 164,524 =======	$ 193,547 =======

Cash dividends paid	$ .0625 =======	$ .05 =======	$ .125 =======	$ .10 =======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, January 1, 2000	$3,314	2,979,557	$ -	(244,689)	3,891,101	(24,294)	$ 6,604,989

Net income	-	-	-	-	203,310	-	203,310
Other comprehensive income, net of tax
Unrealized losses on securities	-	-	-	-	-	(9,763)	(9,763)
Dividends declared	-	-	-	-	(33,001)	-	(33,001)
ESOP shares released for allocation	-	546	-	10,195	-	-	10,741
Treasury Stock (2,700 shares at cost)	-	-	(28,354)	-	-	-	(28,354)
Common stock acquired by Management
Recognition and Retention Plan	-	-	-	(76,879)	-	-	(76,879)

Balance, June 30, 2000	$ 3,314	$ 2,980,103	$ (28,354)	$ (311,373)	$ 4,061,410	$ (34,057)	$ 6,671,043

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity
Balance January 1, 2001	$ 3,314	$2,981,758	$ (28,354)	$ (360,900)	$ 4,168,372	$ 15,233	$6,779,423

Net Income	-	-		-	144,021	-	144,021
Other comprehensive income, net of tax
Unrealized losses on securities	-	-		-	-	5,270	5,270
Dividends declared	-	-		-	(40,353)	-	(40,353)
ESOP shares released for allocation	-	1,616		10,195	-	-	11,811
Treasury stock (5,700 shares at cost)	-	-	(35,317)	-	-	-	(35,317)
Common stock acquired by Management
Recognition and Retention Plan	-	-		(11,567)	-	-	(11,567)

Distribution of Management Recognition
and Retention Plan trust stock	-	-	-	16,926	-	-	16,926

Balance, June 30,2001	$ 3,314	$2,983,374	$(63,671)	$(345,346)	$4,272,040	$20,503	$6,870,214

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000
	Six Months Ended
	June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 144,021	$ 203,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,611	13,333
Stock dividends on Federal Home Loan Bank Stock	(10,600)	(17,800)
Net loan costs deferred	(19,042)	(4,833)
Accretion of net discounts on investment securities available for sale	(15,606)	(4,825)
Amortization of net premiums on investment securities held to maturity	2,145	1,320
ESOP compensation	12,361	10,741
Management Recognition and Retention Plan Expense	8,374	---

Changes in Operating Assets and Liabilities:
Accrued interest receivable	54,754	(118,540)
Prepaid expenses and other assets	(179,242)	18,529
Interest payable on deposits	55,127	48,536
Accrued expenses and other liabilities	(50,396)	11,812
Federal income Tax Payable	94,600	---

Total Adjustments	(27,914)	(41,727)

Net Cash Provided by Operating Activities	116,107	161,583

CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans receivable	(5,435,680)	(3,655,953)
Purchase of investment securities-available for sale	(3,010,000)	(4,496,695)
Maturities of investment securities-available for sale	5,500,000	---
Principal payments from investment securities-held to maturity	276,000	174,614
Purchase of Federal Home Loan Bank stock	---	(31,200)
Improvements to premises	---	(49,674)
Purchase of furniture, equipment and/or software	(21,556)	(83,757)

Net cash provided by (used in) investing activities	(2,691,236)	(8,142,665)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000
	Six Months Ended
	June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	2,352,526	4,024,811
Advances from Federal Home Loan Bank	---	2,000,000
Purchases of stock for management recognition plan	(11,567)	(76,879)
Purchase of treasury stock	(35,317)	(28,354)
Net proceeds from sale of common stock	---	---
Acquisition of unearned ESOP shares	---	---
Dividends paid on common stock	(40,354)	(33,001)

Net cash provided by financing activities	2,265,288	5,886,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(309,841)	(2,094,505)
Cash and cash equivalents - beginning of period	3,436,172	4,783,619

Cash and cash equivalents - end of period	$ 3,126,331 =========	$ 2,689,114 =========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include the accounts of FPB Financial Corp. (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

The ESOP shares as of June 30, 2001 were as follows:

Allocated shares	4,487
Shares released for allocation	1,055
Unreleased shares	21,191
Total ESOP shares	26,733 ========
Fair value of unreleased shares	$ 318,925 =======

Note 3 - Earnings Per Share -

        The computation of basic earnings per share for the three and six months ended June 30, 2001 includes reported net income of $87,914 and $144,021 in the numerator respectively and the weighted average number of shares outstanding of 292,283 and 292,676 in the denominator respectively. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 295,416 and 295,127 in the denominator.

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

The following table summarizes the activity related to stock options:

	Exercise Price	Available For Grant	Options Outstanding

At inception	--	33,135	--
Granted	$10.50	(25,603)	25,603
Granted	$11.50	(900)	900
Cancelled	--	--	--
Exercised	--	--	--
At June 30, 2001	--	6,632	26,503

FPB FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 with the same periods in 2000. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

         FPB Financial Corp. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial real estate loans and various types of consumer and commercial loans.

Changes in Financial Condition

         The Company's total assets increased $2.6 million, or 4.23%, from $61.4 million at December 31, 2000 to $64.0 million at June 30, 2001. This increase was primarily due to increases of $5.5 million in net loans receivable, and increase in other assets of $126,000, and was offset by a decrease of $2.7 million in investment securities, and a decrease of $310,000 in cash and cash equivalents.

         Interest-earning deposits in other institutions decreased by $286,000, or 9.23%, from $3.1 million at December 31, 2000 to $2.8 million at June 30, 2001. This decrease was primarily due to increased loan demand.

         The demand for mortgage and consumer loans in the Bank's market area increased during the past six months. The net loan portfolio increased $5.5 million, or 11.8%, from $46.6 million at December 31, 2000 to $52.1 million at June 30, 2001.

         The Company's total classified assets for regulatory purposes at June 30, 2001 (excluding loss assets specifically reserved for) amounted to $328,000, all of which are classified as substandard. This represents an increase of $172,000, or 110.3%, from $156,000 at December 31, 2000. The largest classified asset at June 30, 2001 consisted of an $83,000 residential loan. The remaining $245,000 of substandard assets at June 30, 2001 consisted of eight residential mortgage loans and two consumer loans.

        The increase in other assets was due in part to the deposit paid for a parcel of land. The Company plans to construct a new office on this parcel at an estimated cost for land and improvements of $2.5 million.

         Deposits increased by $2.4 million, or 5.2%, from $46.0 million at December 31, 2000 to $48.4 million at June 30, 2001. The $2.4 million increase was made up of $350,000 in interest-bearing deposits and $2.0 million in non-interest bearing deposits. Federal Home Loan Bank advances were $8.2 million at December 31, 2000, and $8.2 million at June 30,2001. Advances were utilized to structure liabilities for asset-liability management purposes.

         Total stockholders' equity increased by $91,000 in the six months ending June 30, 2001. Net income of $144,000, ESOP shares released for allocation of $10,000, $17,000 release of Management Recognition and Retention Plan stock and $5,000 unrealized gain on investment securities were partially offset by the purchase of $35,000 of treasury stock, $11,000 of Management Recognition and Retention Plan stock, and $40,000 in dividends paid.

Liquidity and Capital Resources

         In the past, the Bank was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2001, the Bank's liquidity was 21.6%, or 5.6 million in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The OTS proposes that all savings institutions and service corporations maintain sufficient liquidity to ensure their safe and sound operation.

         The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of at least 4.0% and 8.0%, respectively. At June 30, 2001, the Bank's core capital amounted to $5.5 million, or 8.61% of adjusted total assets of $63.3 million, and the Bank's risk-based capital amounted to $5.6 million, or 17.23% of adjusted risk-weighted assets of $32.5 million.

        As of June 30, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$ 5,456	$ 5,456

Additional Capital Items:

General Valuation Allowances	-	162

Equity Investments	-	(15)

Regulatory Capital Computed	5,456	5,603

Minimum Capital Requirement	2,533	2,601

Regulatory Capital Excess	$ 2,923 =====	$ 3,002 ======

Regulatory Capital as a Percentage	8.61%	17.23%

Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	4.61% =====	9.23% =====

        Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

        The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and six months periods ended June 30, 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing, and supplies, and miscellaneous other expenses.

        Net income decreased by $9,000, or 9.3%, in the quarter ended June 30, 2001 and decreased by $59,000, or 29.1%, in the six months ended June 30, 2001 compared to the respective 2000 periods. The decrease in the June 30, 2001 quarter was due to an increase in non-interest expense of $75,000, which was offset by an increase of $36,000 in net interest income, an increase in non-interest income of $22,000 and a decrease in income tax expense of $7,000. The decreased net income for the first six months of 2001 was due to an increase in non-interest expense of $160,000, which was offset by a $25,000 increase in net interest income, an increase in non-interest income of $41,000 and a decrease in the provision for income taxes of $35,000.

        Net interest income increased by $36,000 or 9.1% in the quarter ended June 30, 2001 and increased by $25,000, or 3.2%, for the six months ended June 30, 2001 over the comparable 2000 periods. This is primarily due to an increase in net interest earning assets to $8.8 million and $8.3 million for the three and six months ending June 30, 2001, compared to $7.1 million and $7.5 million in the 2000 respective periods, and is offset by a decrease in the net interest margin to 2.80% for the three months and 2.66% for the six months ended June 30, 2001, compared to 2.91% for the three months and 2.96% for the six months ended June 30, 2000. With the recent decreases in market interest rates, we anticipate our net interest margin may improve in the second half of 2001, which could increase our net interest income.

         Total interest income increased by $130,000, or 12.8%, in the quarter ended June 30, 2001 and increased by $302,000, or 15.3%, for the six months ended June 30, 2001 over the comparable 2000 periods. This is due primarily to an increase in net loans receivable to $52.0 million at June 30, 2001 compared to net loans receivable of $46.6 million at June 30, 2000, and is offset by a decrease in investment securities to $8.0 million at June 30, 2001 compared to $9.9 million at June 30, 2000, and a decrease in interest-earning deposits to $2.8 million at June 30, 2001 compared to $5.5 million at June 30, 2000.

         Total interest expense increased by $94,000, or 15.3%, for the quarter and increased $277,000, or 23.4%, for the six months ended June 30, 2001 over the comparable 2000 periods. This is due to an increase in average interest-bearing deposits to $45.1 million for the three months and $45.0 million for the six months ended June 30, 2001, compared to $40.1 million for the three months and $38.8 million for the six months ended June 30, 2000. FHLB advances average $8.2 million for the three months and $8.2 million for the six months ended June 30, 2001, compared to $7.5 million for the three months and $6.5 million for the six months ended June 30, 2000. The Company's average cost of funds increased to 5.33% for the three months and 5.50% for the six months ended June 30, 2001, compared to 5.18% for the three months and 5.23% for the six months ended June 30, 2000.

        The Company decreased its allowance for loan losses by $8,000 in the three and six months ended June 30, 2001. This is due to charging off two consumer loans that totaled $8,000. The Company had no provisions for losses in the 2001 or the 2000 periods. At June 30, 2001, the Company's non-accruing loans amounted to $111,000, a decrease of $171,000, or 60.6%, compared to June 30, 2000. The allowance for loan losses amounted to $162,000 at June 30, 2001and $170,000 at June 30, 2000, representing 0.3% and 0.4%, respectively, of the total loans held in portfolio and 146.0% and 60.3%, respectively, of total non-accruing loans at such dates. The non-accruing loans are made up of residential and consumer loans. Management believes our allowance for loan losses is adequate as of June 30, 2001.

          Non-interest income increased by $22,000, or 75.9%, in the three months ended June 30, 2001 and increased by $41,000, or 83.7%, in the six months ended June 30, 2001 over the comparable 2000 periods. The increase for both periods was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from the sale of investment products and was offset by decreased income from insurance commissions.

        Non-interest expenses increased in the quarter ended June 30, 2001 by $75,000, or 27.4%, and increased by $160,000, or 30.4%, in the six months ended June 30, 2001 over the comparable 2000 periods. The increase in the quarter was due to increases of $43,000 in compensation and employee benefits, $3,000 professional fees, $5,000 printing, stationery & supplies, $5,000 occupancy and equipment, $6,000 data processing and $18,000 in other expenses which were offset by a decrease of $5,000 in advertising. The increase in the six month period was due to increases of $79,000 in compensation and employee benefits, $2,000 professional fees, $11,000 in occupancy and equipment, $19,000 data processing, and $52,000 other expenses which was offset by a decrease of $3,000 in advertising. Other expenses increased in both the three and six months periods due primarily to the Company expensing $21,000 in the three months and $42,000 for the six months ending June 30, 2001 compared to $12,000 in the three months and $23,000 for the six months ended June 30, 2000, for the State of Louisiana shares tax.

        Income tax expense decreased in the quarter and for the six months ending June 30, 2001 over the comparable 2000 periods due to a reduction in pre-tax income.

FPB Financial Corp.

Form 10-QSB

Quarter Ended June 30, 2001
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

On April 25, 2001, in conjunction with Company's annual meeting of stockholders, there were two matters submitted for a vote of security holders: (1) The election of directors Bill W. Bowden and Wilbert Hutchinson for a term of three years expiring in 2004; and (2) To ratify the appointment of LaPorte, Sehrt, Romig & Hand as the Company's independent auditors for the year ending December 31, 2001. On matter (1) described above votes were cast as follows for Bill W. Bowden and Wilbert Hutchinson for = 245,675; withheld 18,450, not voted = 64,530. On matter (2) described above votes were cast as follows for = 261,625; against = 2,500; abstain = 0, not voted = 66,780.

Item 5	-	Other Information:
There are no matters required to be reported under this item.

Item 6	-	Exhibits and Reports on Form 8-K:
	(a)	No exhibits are filed herewith.

	(b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.
Registrant

Date: August 8, 2001	By: /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date: August 8, 2001	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary