Form 10QSB
period 2001-09-30
FPB FINANCIAL CORP
filed 2001-11-13
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Shares of common stock, par value $.01 per share, outstanding as of November 8, 2001: 324,155

        Transitional Small Business Disclosure Format (check one):

Yes[  ]   No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
	Sept. 30, 2001 (Unaudited)	Dec. 31,2000

ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 444,513	$ 379,998
Interest- earning deposits in other depository institutions	1,688,148	3,056,175

TOTAL CASH AND CASH EQUIVALENTS	2,132,661	3,436,173

Investment securities (Available for Sale)	4,724,291	8,579,101
Investment securities (Held to Maturity)	1,328,180	1,766,261
Federal Home Loan Bank stock	464,000	429,900

Loans receivable	55,999,188	47,140,994
Less:
Loans in process	(311,148)	(460,883)
Allowance for loan losses	(159,650)	(170,000)
Net deferred loan costs	111,604	85,036

Loans receivable, net	55,639,994	46,595,147

Accrued interest receivable	243,545	253,486
Premises and equipment, net	1,355,986	309,894
Prepaid expenses and other assets	321,390	72,249

TOTAL ASSETS	$ 66,210,047	$ 61,442,211

LIABILITIES AND EQUITY Deposits:
Non-interest-bearing demand	$ 2,461,827	$ 1,287,010
Interest-bearing	47,068,715	44,759,870

Total Deposits	49,530,542	46,046,880

Interest payable on deposits	104,576	117,223
Advances from Federal Home Loan Bank	9,200,000	8,200,000
Accrued expense and other liabilities	432,339	298,685

TOTAL LIABILITIES	59,267,457	54,662,788

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	Sept. 30, 2001 (Unaudited)	Dec. 31,2000

EQUITY

Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued
Common stock - $ .01 par value, 5,000,000 shares authorized,
     331,355 shares issued and outstanding at September 30, 2001

	--- 3,314	--- 3,314
Additional paid-in capital	2,984,590	2,981,758
Unearned Compensation	(340,248)	(360,900)
Treasury Stock (5,700 shares at cost at September 30, 2001)	(82,421)	(28,354)
Retained earnings - substantially restricted	4,364,201	4,168,372
Accumulated other comprehensive income	13,154	15,233

TOTAL EQUITY	6,942,590	6,779,423

TOTAL LIABILITIES AND EQUITY	$ 66,210,047	$ 61,442,211

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2001and 2000
Nine Months Ended September 30, 2001 and 2000
	-----Three Months Ended-----		-----Nine Months Ended-----
	Sept. 30, 2001 (Unaudited)	Sept. 30, 2000 (Unaudited)	Sept. 30, 2001 (Unaudited)	Sept. 30, 2000 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 950,326	$ 805,460	$ 2,690,945	$ 2,306,687
Loans on deposits	22,091	19,816	62,072	53,808
Consumer loans	63,774	39,131	168,518	106,581

FHLB stock and other investment securities available for sale	81,243	151,549	270,998	406,489
Investment securities held to maturity	22,879	33,587	80,808	102,238
Demand deposits	18,648	34,151	164,615	84,874

TOTAL INTEREST INCOME	1,158,961	1,083,694	3,437,956	3,060,677

INTEREST EXPENSE
Deposits	536,633	566,691	1,747,091	1,548,379
Federal Home Loan Bank advances	127,270	125,827	377,733	328,492

TOTAL INTEREST EXPENSE	663,903	692,518	2,124,824	1,876,871

NET INTEREST INCOME	495,058	391,176	1,313,132	1,183,806

Provision for Loan Losses	---	---	---	---

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	495,058	391,176	1,313,132	1,183,806

NON-INTEREST INCOME
Insurance commissions	1,808	(687)	5,630	6,098
Service charges on deposits	8,942	6,272	24,984	16,750
Other	37,124	26,633	107,250	58,359

TOTAL NON-INTEREST INCOME	47,874	32,218	137,864	81,207

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2001 and 2000
Nine Months Ended September 30, 2001 and 2000
Three Months Ended		Nine Months Ended
Sept. 30,2001 (Unaudited)	Sept. 30, 2000 (Unaudited)	Sept. 30 2001 (Unaudited)	Sept. 30, 2000 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	194,501	163,853	560,410	450,955
Occupancy and equipment	21,630	17,635	60,103	45,073
Data processing	30,629	24,509	84,762	59,848
Professional fees	16,100	14,823	51,331	45,603
Advertising	17,278	15,684	39,858	41,430
Federal insurance expense	2,211	2,148	6,582	6,210
Stationery, printing, & supplies	7,268	6,274	26,405	25,333
Other	75,005	57,001	221,614	153,652

TOTAL NON-INTEREST EXPENSE	364,622	301,927	1,051,065	828,104

INCOME BEFORE INCOME TAXES	178,310	121,467	399,931	436,909

Income tax expense	62,600	42,075	140,200	154,207

NET INCOME	$ 115,710	$ 79,392	$ 259,732	$ 282,702

Basic earnings per common share	$ .39	$ .27	$ .89	$ .93

Diluted earnings per common share	$ .39	$ .27	$ .89	$ .93

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	(7,348)	17,578	13,155	7,815

COMPREHENSIVE INCOME	$ 108,362	$ 96,970	$ 272,886	$ 290,517

Cash dividends paid	$ .0750	$ .05	$ .200	$ .1625

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, January 1, 2000	$ 3,314	2,979,557	$ --	(244,689)	3,891,101	(24,294)	$6,604,989

Net income	--	--	--	--	282,702	--	282,702

Other comprehensive income, net of tax Unrealized losses on securities	--	--	--	--	--	7,815	7,815
Dividends declared	--	--	--	--	(53,542)	--	(53,542)
ESOP shares released for allocation	--	1,379	--	15,294	--	--	16,673
Treasury Stock (2,700 shares at cost)	--	--	(28,354)	--	--	--	(28,354)

Common stock acquired by Management Recognition and Retention Plan	--	--	--	(76,879)	--	--	(76,879)

Balance, September 30, 2000	$ 3,314	$2,980,936	$ (28,353)	$ (306,274)	$4,120,261	$ (16,479)	$6,753,404

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2001	$ 3,314	$2,981,758	$ (28,354)	$ (360,900)	$4,168,372	$15,233	$6,779,423

Net income	--	--		--	259,732	--	259,732
Other comprehensive income, net of tax Unrealized losses on securities	--	--		--	--	(2,079)	(2,079)
Dividends declared	--	--		--	(63,903)	--	(63,903)
ESOP shares released for allocation	--	2,832		15,293	--	--	18,125
Treasury stock (7,200 shares at cost)	--	--	(54,067)	--	--	--	(54,067)
Common stock acquired by Management Recognition and Retention Plan	--	--		(11,567)	--	--	(11,567)

Distribution of Management Recognition And Retention Plan trust stock	--	--	--	16,926	--	--	16,926

Balance, September 30, 2001	$ 3,314	$2,984,590	$(82,421)	$(340,248)	$4,364,201	$13,154	$6,942,590

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2001 and 2000
	Nine Months Ended
	Sept. 30, 2001 (Unaudited)	Sept. 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 259,732	$ 282,702

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,709	22,562
Stock dividends on Federal Home Loan Bank Stock	(14,600)	(24,600)
Net loan costs deferred	(26,568)	(7,744)
Accretion of net discounts on investment securities available for sale	(9,838)	(12,390)
Amortization of net premiums on investment securities held to maturity	3,334	2,228
ESOP compensation	18,795	16,673
Management Recognition and Retention Plan expense	12,550	6,000
Changes in Operating Assets and Liabilities:
Accrued interest receivable	9,941	(168,297)
Prepaid expenses and other assets	(245,875)	12,251
Interest payable on deposits	(12,647)	82,387
Accrued expenses and other liabilities	(26,636)	32,460
Federal income tax payable	161,800	---

Total Adjustments	(101,035)	(38,470)

Net Cash Provided by Operating Activities	158,697	244,232

CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans receivable	(9,018,280)	(4,927,084)
Purchase of investment securities-available for sale	(3,138,500)	(4,496,695)
Maturities of investment securities-available for sale	7,000,000	---
Principal payments from investment securities-held to maturity	434,747	289,479
Purchase of Federal Home Loan Bank stock	(19,500)	(31,200)
Improvements to premises	---	(60,852)
Purchases of land	(1,067,317)	---
Purchase of furniture, equipment and/or software	(7,483)	(88,849)

Net cash provided by (used in) investing activities	(5,816,333)	(9,315,201)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2001 and 2000
Nine Months Ended
Sept. 30, 2001 (Unaudited)	Sept. 30, 2000 (Unaudited)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	3,483,663	5,072,601
Advances from Federal Home Loan Bank	1,000,000	2,000,000
Purchases of stock for management recognition plan	(11,567)	(76,879)
Purchase of treasury stock	(54,067)	(28,354)
Dividends paid on common stock	(63,904)	(53,542)

Net cash provided by financing activities	4,354,125	6,913,827

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,303,511)	(2,157,142)
Cash and cash equivalents - beginning of period	3,436,172	4,783,619

Cash and cash equivalents - end of period	$ 2,132,661	$ 2,626,477

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include the accounts of FPB Financial Corp. (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

        The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

The ESOP shares as of September 30, 2001 were as follows:

Allocated shares	4,487
Shares released for allocation	1,576
Unreleased shares	20,670

Total ESOP shares	26,733

Fair value of unreleased shares	$ 258,375

Note 3 - Earnings Per Share -

        The computation of basic earnings per share for the three and nine months ended September 30, 2001 includes reported net income of $115,710 and $259,731 in the numerator respectively and the weighted average number of shares outstanding of 292,950 and 292,768 in the denominator respectively. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 296,755 and 295,862 in the denominator.

Note 4 - Recognition and Retention Plan

        On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (the Plan) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as plan share awards vest over a specified period. If the service of an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the Plan is based on the market price of the stock as of the date on which the Plan shares are earned.

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

The following table summarizes the activity related to stock options:

	Exercise Price	Available For Grant	Options Outstanding

At inception	--	33,135	--
Granted	$10.50	(25,603)	25,603
Granted	$11.50	(900)	900
Cancelled	--	--	--
Exercised	--	--	--
At September 30, 2001	--	6,632	26,503

FPB FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 with the same periods in 2000. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        The Company's total assets increased $4.8 million, or 7.82%, from $61.4 million at December 31, 2000 to $66.2 million at September 30, 2001. This increase was primarily due to increases of $9.0 million in net loans receivable, an increase of $1.0 million in premises and equipment, and increase in other assets of $239,000, and was offset by decreases of $4.3 million in investment securities and a decrease of $1.3 million in cash and cash equivalents.

        Interest-earning deposits in other institutions decreased by $1.4 million , or 45.2%, from $3.1 million at December 31, 2000 to $1.7 million at September 30, 2001. This decrease was primarily due to increased loan demand.

        The demand for mortgage, consumer and commercial loans in the Bank's market area increased during the past nine months. The net loan portfolio increased $9.0 million, or 19.3%, from $46.6 million at December 31, 2000 to $55.6 million at September 30, 2001.

        The Company's total classified assets for regulatory purposes at September 30, 2001 (excluding loss assets specifically reserved for) amounted to $342,000, all of which are classified as substandard. This represents an increase of $186,000, or 119.2%, from $156,000 at December 31, 2000. The largest classified asset at September 30, 2001 consisted of an $83,000 residential loan. The remaining $259,000 of substandard assets at September 30, 2001 consisted of nine residential mortgage loans and four consumer loans.

        The increase in premises and equipment was due to the purchase of a parcel of land. The Company plans to construct a new office on this parcel at an estimated cost for land and improvements of $2.5 million.

        Deposits increased by $3.5 million, or 7.6%, from $46.0 million at December 31, 2000 to $49.5 million at September 30, 2001. The $3.5 million increase was made up of $2.3 million in interest-bearing deposits and $1.2 million in non-interest bearing deposits. Broker originated deposits total $1.0 million of the $3.5 million increase in deposits. Federal Home Loan Bank advances were $8.2 million at December 31, 2000, and $9.2 million at September 30, 2001. Advances and brokered deposits were utilized to structure liabilities for asset-liability management purposes.

        Total stockholders' equity increased by $163,000 for the nine months ended September 30, 2001. Net income of $260,000, ESOP shares released for allocation of $18,000, and a $17,000 release of Management Recognition and Retention Plan stock were partially offset by the purchase of $54,000 of treasury stock, $12,000 of Management Recognition and Retention Plan stock, $64,000 in dividends paid and $2,000 unrealized loss on investment securities.

Liquidity and Capital Resources

        In the past, the Bank was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2001, the Bank's liquidity was 14.7%, or $2.9 million in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The OTS proposes that all savings institutions and service corporations maintain sufficient liquidity to ensure their safe and sound operation.

        The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of at least 4.0% and 8.0%, respectively. At September 30, 2001, the Bank's core capital amounted to $5.6 million, or 8.46% of adjusted total assets of $65.9 million, and the Bank's risk-based capital amounted to $5.7 million, or 16.11% of adjusted risk-weighted assets of $35.5 million.

        As of September 30, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$5,580	$5,580

Additional Capital Items:

General Valuation Allowances	--	160
Equity Investments	--	(15)

Regulatory Capital Computed	5,580	5,725
Minimum Capital Requirement	2,638	2,844

Regulatory Capital Excess	$2,942	$2,881

Regulatory Capital as a Percentage	8.46%	16.11%

Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	4.46%	8.11%

        Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September 30, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

        The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In each of the three and nine month periods ended September 30, 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing and supplies, and miscellaneous other expenses.

        Net income increased by $37,000, or 46.8%, in the quarter ended September 30, 2001 and decreased by $23,000, or 8.1%, in the nine months ended September 30, 2001 compared to the respective 2000 periods. The increase in the September 30, 2001 quarter was due to an increase of $104,000 in net interest income and an increase in non-interest income of $16,000, which were partially offset by an increase of $63,000 in non-interest expense and an increase in income tax expense of $21,000. The decreased net income for the first nine months of 2001 was due to an increase in non-interest expense of $223,000, which was offset by a $129,000 increase in net interest income, an increase in non-interest income of $57,000 and a decrease in the provision for income taxes of $14,000.

        Net interest income increased by $104,000, or 26.6%, in the quarter ended September 30, 2001 and increased by $129,000, or 10.9%, for the nine months ended September 30, 2001 over the comparable 2000 periods. This is primarily due to an increase in net interest earning assets to $8.0 million and $7.8 million for the three and nine months ending September 30, 2001, compared to $5.7 million and $6.3 million in the 2000 respective periods. The net interest margin increased to 3.18% for the three months and 2.84% for the nine months ended September 30, 2001, compared to 2.81% for the three months and 2.97% for the nine months ended September 30, 2000. With the recent decreases in market interest rates, we anticipate our net interest margin may improve in the 2001 fourth quarter, which could increase our net interest income.

        Total interest income increased by $75,000, or 6.9%, in the quarter ended September 30, 2001 and increased by $377,000, or 12.3%, for the nine months ended September 30, 2001 over the comparable 2000 periods. This is due primarily to an increase in net loans receivable to $55.6 million at September 30, 2001 compared to net loans receivable of $46.6 million at December 31, 2000, and is offset by a decrease in investment securities to $6.5 million at September 30, 2001 compared to $10.8 million at December 30, 2000, and a decrease in interest-earning deposits to $1.7 million at September 30, 2001 compared to $3.1 million at December 30, 2000.

        Total interest expense for the quarter ended September 30, 2001 decreased by $29,000, or 4.2%, in comparison to the quarter ended September 30, 2000. This decrease is due primarily to an overall decrease in the average cost of funds that have occurred during the third quarter of 2001. In addition, a large number of high-rate certificates of deposit matured during the second and third quarters of 2001, which resulted in lower interest expense associated with time deposits. Interest expense for the nine months ended September 30, 2001 increased by $248,000, or 13.2%, in comparison to the nine months ended September 30, 2000. This increase in interest expense is primarily due to the overall increase in interest-bearing deposits. FHLB advances averaged $8.5 million for the three months and $8.3 million for the nine months ended September 30, 2001, compared to $8.2 million for the three months and $7.0 million for the nine months ended September 30, 2000. The Company's average cost of funds decreased to 4.88% for the three months and 5.28% for the nine months ended September 30, 2001, compared to 5.54% for the three months and 5.34% for the nine months ended September 30, 2000.

        The Company decreased its allowance for loan losses by $2,000 in the three months and $10,000 in the nine months ended September 30, 2001. This is due to charging off one consumer loan that totaled $6,000 for the three months and three consumer loans that totaled $14,000 for the nine months ended September 20, 2001, with a recovery of $4,000. The Company had no provisions for losses in the 2001 or the 2000 periods. At September 30, 2001, the Company's non-accruing loans amounted to $140,000, a decrease of $97,000, or 40.9%, compared to September 30, 2000. The allowance for loan losses amounted to $160,000 at September 30, 2001and $170,000 at September 30, 2000, representing 0.3% and 0.4%, respectively, of the total loans held in portfolio and 114.0% and 71.7%, respectively, of total non-accruing loans at such dates. The non-accruing loans are made up of residential and consumer loans. Management believes our allowance for loan losses is adequate as of September 30, 2001.

        Non-interest income increased by $16,000, or 50.0%, in the three months ended September 30, 2001 and increased by $57,000, or 70.4%, in the nine months ended September 30, 2001 over the comparable 2000 periods. The increase for both periods was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from the sale of investment products and insurance commissions.

        Non-interest expenses increased in the quarter ended September 30, 2001 by $63,000, or 20.9%, and increased by $223,000, or 26.9%, in the nine months ended September 30, 2001 over the comparable 2000 periods. The increase in the quarter was due to increases of $31,000 in compensation and employee benefits, $1,000 professional fees, $1,000 stationery, printing and supplies, $4,000 occupancy and equipment, $6,000 data processing, $18,000 in other expenses and $2,000 in advertising. The increase in the nine month period was due to increases of $109,000 in compensation and employee benefits, $6,000 professional fees, $15,000 in occupancy and equipment, $25,000 data processing, $68,000 other expenses and $1,000 in stationery, printing and supplies, which was offset by a decrease of $1,000 in advertising. Compensation and employee benefits increased due to additional employees and an increase in other employee benefits. Other expenses increased in both the three and nine months periods due primarily to the Company expensing $21,000 in the three months and $63,000 for the nine months ending September 30, 2001 compared to $11,000 in the three months and $34,000 for the nine months ended September 30, 2000, for the State of Louisiana shares tax.

        Income tax expense increased by $21,000 in the quarter and decreased by $14,000 for the nine months ending September 30, 2001 over the comparable 2000 periods.

FPB Financial Corp.

Form 10-QSB
Quarter Ended September 30, 2001

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

Item 6 - Exhibits and Reports on Form 8-K:
       (a) No exhibits are filed herewith.
         (b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.
Registrant

Date: November 8, 2001	By: /s/ Fritz W. Anderson II

Fritz W. Anderson II President and Chief Executive Officer

Date: November 8, 2001	By: /s/ G. Wayne Allen

G. Wayne Allen Secretary

Top of Document