Form 10QSB
period 2002-03-31
FPB FINANCIAL CORP
filed 2002-05-13
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Shares of common stock, par value $.01 per share, outstanding as of May 13, 2002:   320,155

     Transitional Small Business Disclosure Format (check one):

Yes[  ]      No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
December 31, 2001	3

Consolidated Statements of Income and Comprehensive Income (Unaudited) For the Three
Months Ended March 31, 2002 and 2001	5

Consolidated Statements of Changes in Equity (Unaudited) For the Three Months Ended
March 31, 2002 and 2001	7

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended
March 31, 2002 and 2001	9

Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis or Plan of Operation	14

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	19
Item 2 - Changes in Securities and Use of Proceeds	19
Item 3 - Defaults Upon Senior Securities	19
Item 4 - Submission of Matters to a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits and Reports on Form 8 - K	19
Signatures	20

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001
	March 31, 2002	Dec. 31,2001
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 298,256	$ 432,258
Interest- earning deposits in other depository institutions	6,052,924	3,217,356
TOTAL CASH AND CASH EQUIVALENTS	6,351,180	3,649,614

Investment securities (Available for Sale)	3,235,235	4,232,558
Investment securities (Held to Maturity)	1,079,475	1,200,668
Federal Home Loan Bank stock	568,100	564,000

Loans receivable	60,156,475	59,389,448
Less:
Loans in process	(287,323)	(76,111)
Allowance for loan losses	(160,103)	(153,326)
Net deferred loan costs	128,681	122,000
Loans receivable, net	59,837,730	59,282,011

Accrued interest receivable	240,812	201,810
Premises and equipment, net	1,398,334	1,387,967
Prepaid expenses and other assets	107,520	116,615
TOTAL ASSETS	$ 72,818,386	$ 70,635,243

LIABILITIES AND EQUITY Deposits: Non-interest-bearing demand	$ 3,298,359	$ 3,029,372
Interest-bearing	50,775,610	49,073,114
Total deposits	54,073,969	52,102,486

Interest payable on deposits	82,110	68,881
Advances from Federal Home Loan Bank	11,200,000	11,200,000
Accrued expense and other liabilities	339,908	260,179

TOTAL LIABILITIES	65,695,987	63,631,546

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001
	March 31, 2002 (Unaudited)	Dec. 31,2001
EQUITY
Preferred stock $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued	3,314	3,314
Additional paid-in capital	2,988,736	2,986,660
Unearned Compensation	(330,053)	(335,151)
Treasury Stock (11,200 shares at March 31, 2002 and 11,200 shares at March 31, 2001)	(132,421)	(132,421)
Retained earnings - substantially restricted	4,580,962	4,468,431
Accumulated other comprehensive income (loss)	11,861	12,864
TOTAL EQUITY	7,122,399	7,003,697
TOTAL LIABILITIES AND EQUITY	$ 72,818,386	$ 70,635,243

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2002 and 2001
	-----Three Months Ended-----

	March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 995,184	$ 850,006
Loans on deposits	20,739	18,044
Consumer loans	66,612	47,134
FHLB stock and other investment securities
available for sale	40,368	105,183
Investment securities held to maturity	17,168	30,905
Demand deposits	19,278	86,686
TOTAL INTEREST INCOME	1,159,349	1,137,958

INTEREST EXPENSE
Deposits	461,864	626,588
Federal Home Loan Bank advances	158,812	125,027

TOTAL INTEREST EXPENSE	620,676	751,615

NET INTEREST INCOME	538,673	386,343

Provision for Loan Losses	15,000	---
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	523,673	386,343
NON-INTEREST INCOME
Gain on sale of investments	1,710	---
Insurance commissions	4,853	1,910
Service charges on deposits	10,478	7,464
Other	43,627	27,903

TOTAL NON-INTEREST INCOME	60,668	37,277

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2002 and 2001
Three Months Ended
March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)
NON-INTEREST EXPENSE
Compensation and employee benefits	210,962	177,911
Occupancy and equipment	18,247	19,825
Data processing	39,942	26,215
Advertising	12,537	13,350
Professional fees	13,831	12,673
State shares tax	16,500	21,000
Federal insurance expense	2,260	2,175
Stationery, printing, and supplies	2,898	6,460
Other	58,046	58,054

TOTAL NON-INTEREST EXPENSE	375,223	337,663

INCOME BEFORE INCOME TAXES	209,118	85,957

Income tax expense	73,450	29,850

NET INCOME	$ 135,668	$ 56,107

Basic earnings per common share	$ .47	$ .19

Diluted earnings per common share	$ .46	$ .19

COMPREHENSIVE INCOME
Net income	135,668	56,107
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	(1,003)	9,165

COMPREHENSIVE INCOME	$ 134,665	$ 65,272

Cash dividends paid, per share	$ .0750	$ .0625

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2001

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Com- pensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2001	$3,314	2,981,758	(28,354)	(360,900)	4,168,372	15,233	$6,779,423

Net Income	-	-	-	-	56,107	-	56,107
Other comprehensive income (loss), net of tax	-	-	-	-	-	9,165	9,165

Dividends declared	-	-	-	-	(20,539)	-	(20,539)

ESOP shares released for allocation	-	868	-	5,097	-	-	5,965
Treasury Stock (1,000 shares at cost)	-	-	(11,567)	-	-	-	(11,567)

Recognition and Retention Plan	-	-	-	(11,567)	-	-	(11,567)

Balance - March 31, 2001	$3,314	2,982,626	(39,921)	(367,370)	4,203,940	24,398	$6,806,987

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2002
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Com- pensation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2002	$3,314	2,986,660	(132,421)	(335,151)	4,468,431	12,864	$7,003,697

Net Income	-	-	-	-	135,668	-	135,668

Other comprehensive income (loss), net of tax	-	-	-	-	-	(1,003)	(1,003)

Dividends declared	-	-	-	-	(23,137)	-	(23,137)

ESOP shares released for allocation	-	2,076	-	5,098	-	-	7,174
Treasury Stock	-	-	-	-	-	-	-

Recognition and Retention Plan	-	-	-	-	-	-	-

Balance - March 31, 2002	$3,314	2,988,736	(132,421)	(330,053)	4,580,962	11,861	$7,122,399

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001
	Three Months Ended
	March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 135,668	$ 56,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,344	9,229
Stock dividends on Federal Home Loan Bank Stock	(4,100)	(5,900)
Net loan costs deferred	(6,681)	(4,677)
Accretion of net discounts on investment securities available for sale	(1,175)	(6,427)
Amortization of net premiums on investment securities held to maturity	1,005	875
Gain on sale of investments	(1,710)	-
Provision for allowance for loan losses	15,000	-
ESOP compensation.	7,076	6,151
Management Recognition and Retention Plan expense	4,176	4,176
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(39,002)	(58,792)
Prepaid expenses and other assets	9,092	60,918
Interest payable on deposits	13,229	48,432
Accrued expenses and other liabilities	(5,128)	(86,310)
Federal income taxes payable	81,300	29,850

Total Adjustments	82,426	(2,475)

Net cash provided by operating activities	218,094	53,632

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(564,036)	(1,263,018)
Purchase of investment securities-available for sale	(3,000)	(2,010,000)
Proceeds from sale of investments	1,001,687	-
Maturities of investment securities-available for sale	-	5,500,000
Principal payments from investment securities-held to maturity	120,187	113,488
Purchase of Federal Home Loan Bank stock	-	-
Improvements to premises	(15,956)	-
Purchases of land	(2,201)	-
Purchase of furniture, equipment and/or software	(1,556)	(5,667)

Net cash provided by investing activities	535,125	2,334,803

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001
Three Months Ended
March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,971,484	901,382
Advances from Federal Home Loan Bank	-	-
Purchase of stock for management recognition plan	-	(11,567)
Purchase of treasury stock	-	(11,567)
Dividends paid on common stock	(23,137)	(20,541)

Net cash provided by financing activities	1,948,347	857,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,701,566	3,246,142
Cash and cash equivalents - beginning of period	3,649,614	3,436,172

Cash and cash equivalents - end of period	$ 6,351,180	$ 6,682,314

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2002

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements at March 31, 2002 and for the three months ended March 31, 2002 and 2001 include the accounts of FPB Financial Corp. (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank). Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

     The ESOP shares as of March 31, 2002 were as follows:
Allocated shares	6,699
Shares released for allocation	458
Unreleased shares	19,651
Total ESOP shares	26,808
Fair value of unreleased shares	$291,817

Note 3 -Earnings Per Share -

          The computation of basic earnings per share for the three months ended March 31, 2002 includes reported net income of $135,668 in the numerator and the weighted average number of shares outstanding of 288,572 in the denominator. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 295,992 in the denominator. The computation of basic earnings per share for the three months ended March 31, 2001, included reported net income of $56,107 in the numerator and the weighted average number of shares outstanding of 293,075 in the denominator.

Note 4 - Recognition and Retention Plan

     On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (the Plan) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as Plan share awards vest over a specified period of at least five years. If the service of an employee or non-employee director Plan participant is terminated prior to the end of the vesting period for any reason other than death or disability, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the Plan is based on the market price of the stock as of the date on which the Plan shares were granted.

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

     The following table summarizes the activity related to stock options:
	Exercise	Available	Options
	Price	For Grant	Outstanding

At inception		33,135	--
Granted	$10.50	(25,603)	25,603
Granted	$11.50	(900)	900
Granted	$14.00	(1,000)	1,000
Cancelled	--	--	--
Exercised	--	--	--
At March 31, 2002	--	5,632	27,503

FPB FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated balance sheet of FPB Financial Corp. and Subsidiary at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 with the same period in 2001. Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     The Company's total assets increased $2.2 million, or 3.1%, from $70.6 million at December 31, 2001 to $72.8 million at March 31, 2002. This increase was primarily due to increases of $555,000 in net loans receivable, an increase of $2.8 million in interest-earning deposits, and an increase in other assets of $30,000, and was offset by a decrease of $1.1 million in investment securities and a decrease of $134,000 in cash and non-interest earning deposits.

     Interest-earning deposits in other institutions increased by $2.8 million, or 87.5%, from $3.2 million at December 31, 2001 to $6.1 million at March 31, 2002. The increase was primarily due to proceeds from the sale and maturity of investment securities and increases in interest-bearing deposits, which were invested in interest-earning deposits.

     The demand for mortgage, consumer and commercial loans in the Bank's market area increased during the past three months. The net loan portfolio increased $555,000, or .94%, from $59.3 million at December 31, 2001 to $59.8 million at March 31, 2002.

     The Company's total classified assets for regulatory purposes at March 31, 2002 (excluding loss assets specifically reserved for) amounted to $457,000, all of which are classified as substandard. This represents a decrease of $34,000, or 6.9%, from $491,000 at December 31, 2001. The largest classified asset at March 31, 2002 consisted of an $81,000 residential loan. The remaining $376,000 of substandard assets at March 31, 2002 consisted of 9 residential mortgage loans.

     Deposits increased by $2.0 million, or 3.8%, from $52.1 million at December 31, 2001 to $54.1 million at March 31, 2002. The $2.0 million increase was made up of $1.7 million in interest-bearing deposits and $269,000 in non-interest-bearing deposits. Broker originated deposits were $1.0 million at March 31, 2002, and $1.0 million at December 31, 2001. Federal Home Loan Bank advances were $11.2 million at December 31, 2001 and $11.2 million at March 31, 2002.

     Total stockholders' equity increased by $119,000 for the three months ended March 31, 2002. This increase was a result of net income of $136,000 and the impact of ESOP shares released for allocation of $7,000. These increases were offset by $23,000 in dividends paid and $1,000 in unrealized loss on investment securities.

Liquidity and Capital Resources

     In 2001, the OTS deleted the requirement that a savings institution maintain an average daily balance of liquid assets at least 4% of its liquidity base. The OTS now requires savings institutions to maintain sufficient liquidity to ensure their safe and sound operation.

     At March 31, 2002, the Bank's liquidity was 18.6%, or $4.3 million in excess of the prior minimum OTS requirement.

     The Bank maintains regulatory capital sufficient to meet core and risk-based capital ratios of 4.0% and 8.0%, respectively. At March 31, 2002, the Bank's core capital amounted to $5.9 million, or 8.10% of adjusted total assets of $72.6 million, and the Bank's risk-based capital amounted to $6.0 million, or 15.52% of adjusted risk-weighted assets of $38.8 million.

     As of March 31, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$5,876	$5,876

Additional Capital Items:

General Valuation Allowances	-	160

Equity Investments	-	(15)

Regulatory Capital Computed	5,876	6,021

Minimum Capital Requirement	2,902	3,104

Regulatory Capital Excess	$2,974	$2,917

Regulatory Capital as a Percentage	8.10%	15.52%

Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	4.10%	7.52%

     Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at March 31, 2002. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes. In the three months ended March 31, 2002, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing and supplies, state shares tax and miscellaneous other expenses.

     Net income increased by $80,000, or 141.8%, in the quarter ended March 31, 2002 compared to the respective 2001 period. The increase in the March 31, 2002 quarter was due to an increase of $152,000 in net interest income and an increase in non-interest income of $23,000, which were partially offset by an increase of $38,000 in non-interest expense, $15,000 for provision for loan losses and an increase in income tax expense of $44,000.

     Net interest income increased by $152,000, or 39.4%, in the quarter ended March 31, 2002 over the comparable 2001 period. This is primarily due to a decrease in the average rate paid on interest-bearing liabilities. The net average interest rate spread increased to 3.13% in 2002, from 2.54% in 2001, due to an increase in average interest-earning assets to $68.9 million for the three months ended March 31, 2002, from $60.9 million for the comparable 2001 period. We anticipate that our interest rate spread may improve during the second quarter of 2002, which could increase our net interest income.

     Total interest income increased by $21,000, or 1.88%, in the quarter ended March 31, 2002 over the comparable 2001 period. This is due primarily to an increase in average net loans receivable to $59.5 million at March 31, 2002, compared to $47.0 million at March 31, 2001, and is offset by a decrease in average investment securities to $5.2 million at March 31, 2002, compared to $7.9 million at March 31, 2001.

          Total interest expense for the quarter ended March 31, 2002 decreased by $131,000, or 17.4%, in comparison to the quarter ended March 31, 2001. This decrease is due primarily to a decrease in the average cost of funds during the first quarter of 2002, due to a lower average rate paid in 2002 compared to 2001. FHLB advances averaged $11.2 million for the three months ended March 31, 2002, and $8.2 million for the three months ended March 31, 2001. The Company's average cost of funds decreased to 4.07% for the three months ended March 31, 2002, compared to 5.66% for the three months ended March 31, 2001.

     The Company increased its provision for loan losses by $15,000 in the three months ended March 31, 2002, and no provision for loan losses was added for the three months ended March 31, 2001. The 2002 provision was offset by an $8,000 consumer loan charge off in the three months ended March 31, 2002, and there were no charge offs for the comparable 2001 period. Management believes our allowance for loan losses is adequate as of March 31, 2002.

     Non-interest income increased by $23,000, or 62.7%, for the three months ended March 31, 2002, over the comparable 2001 period. The increase was attributed to increased fees for deposit accounts with insufficient funds, deposit account service charges, and to a lesser extent the sale of investment securities and sale of insurance products.

     Non-interest expenses increased in the quarter ended March 31, 2002 by $38,000, or 11.1%, over the comparable 2001 period. The increase in the quarter was due to increases of $33,000 in compensation and employee benefits, $1,000 in professional fees, and $14,000 in data processing, which were offset by a decrease of $2,000 in occupancy and equipment, $1,000 in advertising, $4,000 in state shares tax and $4,000 in stationery, printing and supplies.

     Income tax expense increased by $44,000 for the quarter ended March 31, 2002 over the comparable 2001 period due to an increase in pre-tax income for the quarter.

FPB Financial Corp.

Form 10-QSB
Quarter Ended March 31, 2002

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

Item 6 - Exhibits and Reports on Form 8-K:
(a) No exhibits are filed herewith.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FBP FINANCIAL CORP.
Registrant

Date: May 13, 2002	By: /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date: May 13, 2002	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary