Form 10QSB
period 2002-06-30
FPB FINANCIAL CORP
filed 2002-08-13
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

          Shares of common stock, par value $.01 per share, outstanding as of  August 9, 2002: 320,155

          Transitional Small Business Disclosure Format (check one):

Yes[   ]    No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	Dec. 31,2001
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 425,513	$ 432,258
Interest- earning deposits in other depository institutions	7,064,776	3,217,356

TOTAL CASH AND CASH EQUIVALENTS	7,490,289	3,649,614

Investment securities (Available for Sale)	4,241,645	4,232,558
Investment securities (Held to Maturity)	976,826	1,200,668
Federal Home Loan Bank stock	589,200	564,000

Loans receivable	60,180,109	59,389,448
Less:
Loans in process	(729,121)	(76,111)
Allowance for loan losses	(169,416)	(153,326)
Net deferred loan costs	127,707	122,000
Loans receivable, net	59,409,279	59,282,011

Accrued interest receivable	217,453	201,810
Premises and equipment, net	1,414,691	1,387,967
Prepaid expenses and other assets	124,750	116,615
TOTAL ASSETS	$ 74,464,133	$ 70,635,243
	=========	=========
LIABILITIES AND EQUITY Deposits: Non-interest-bearing demand	$ 3,701,669	$ 3,029,372
Interest-bearing	51,343,000	49,073,114
Total Deposits	55,044,669	52,102,486

Interest payable on deposits	107,130	68,881
Advances from Federal Home Loan Bank	11,700,000	11,200,000
Accrued expense and other liabilities	379,607	260,179

TOTAL LIABILITIES	67,231,406	63,631,546
	=========	=========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002 (Unaudited)	Dec. 31,2001
EQUITY Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized, 331,355 shares issued	3,314	3,314
Additional paid-in capital	2,992,111	2,986,660
Unearned compensation	(308,916)	(335,151)
Treasury stock (11,200 shares at cost at June 30, 2002)	(132,421)	(132,421)
Retained earnings - substantially restricted	4,664,799	4,468,431
Accumulated other comprehensive income	13,840	12,864

TOTAL EQUITY	7,232,727	7,003,697

TOTAL LIABILITIES AND EQUITY	$74,464,133	$70,635,243
	=========	=========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

  Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001

	-----Three Months Ended-----		-----Six Months Ended-----
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 977,730	$ 892,814	$ 1,972,914	$ 1,740,620
Loans on deposits	18,637	21,937	39,376	39,981
Consumer loans	68,908	57,609	135,520	104,743
FHLB stock and other investment securities
Available for sale	26,584	84,572	66,952	189,755
Investment securities held to maturity	15,300	27,023	32,468	57,929
Demand deposits	28,665	59,282	47,943	145,967
TOTAL INTEREST INCOME	1,135,824	1,143,237	2,295,173	2,278,995

INTEREST EXPENSE
Deposits	461,030	583,870	922,894	1,210,458
Federal Home Loan Bank advances	159,991	125,436	318,803	250,463

TOTAL INTEREST EXPENSE	621,021	709,306	1,241,697	1,460,921

NET INTEREST INCOME	514,803	433,931	1,053,476	818,074

Provision for Loan Losses	15,000	---	30,000	---
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	499,803	433,931	1,023,476	818,074
NON-INTEREST INCOME
Profit on sale of investments	---	---	1,710	---
Insurance commissions	2,769	1,911	7,622	3,821
Service charges on deposits	11,339	8,578	21,817	16,042
Other	46,389	39,973	90,016	70,126
TOTAL NON-INTEREST INCOME	60,497	50,462	121,165	89,989

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

   Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001

Three Months Ended		Six Months Ended
June 30,2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30 2002 (Unaudited)	June 30, 2001 (Unaudited)

NON-INTEREST EXPENSE
Compensation and employee benefits	222,424	187,998	433,386	365,909
Occupancy and equipment	18,746	18,647	36,993	38,473
Data processing	35,521	27,919	75,463	54,133
Professional fees	12,750	20,600	26,581	33,273
Advertising	9,311	9,229	21,848	22,579
Federal insurance expense	2,290	2,196	4,550	4,371
Stationery, printing, & supplies	17,163	12,678	20,061	19,137
Other	77,009	69,462	151,555	148,567
TOTAL NON-INTEREST EXPENSE	395,214	348,729	770,437	686,442

INCOME BEFORE INCOME TAXES	165,086	135,664	374,204	221,621

Income tax expense	58,000	47,750	131,450	77,600
NET INCOME	$107,086	$ 87,914	$ 242,754	$ 144,021
	=======	=======	=======	=======
Basic earnings per common share	$ .37	$ .30	$ .84	$ .49
	=======	=======	=======	=======
Diluted earnings per common share	$ .36	$ .30	$ .81	$ .49
	=======	=======	=======	=======

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	1,980	(3,896)	976	5,270
COMPREHENSIVE INCOME	$ 109,066	$ 84,018	$ 243,730	$ 149,291
	=======	=======	=======	=======
Cash dividends paid	$ .0750	$ .0625	$ .150	$ .125
	=======	=======	=======	=======

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, January 1, 2001	$3,314	2,981,758	(28,354)	(360,900)	4,168,372	15,233	$6,779,423

Net income	-	-	-	-	144,021	-	144,021
Other comprehensive income, net of tax
Unrealized losses on securities	-	-	-	-	-	5,270	5,270
Dividends declared	-	-	-	-	(40,353)	-	(40,353)
ESOP shares released for allocation	-	1,616	-	10,195	-	-	11,811
Treasury Stock (5,700 shares at cost)	-	-	(35,317)	-	-	-	(35,317)
Common stock acquired by Management
Recognition and Retention Plan	-	-	-	(11,567)	-	-	(11,567)
Distribution of Management Recognition
and Retention Plan stock	-	-	-	16,926	-	-	16,926

Balance, June 30, 2001	$ 3,314	$2,983,374	$ (63,671)	$ (345,346)	$4,272,040	$ 20,503	$6,870,214

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2002	$ 3,314	$2,986,660	$ (132,421)	$ (335,151)	$4,468,431	$12,864	$7,003,697

Net Income	-	-		-	242,754	-	242,754
Other comprehensive income, net of tax Unrealized losses on securities	-	-		-	-	976	976
Dividends declared	-	-		-	(46,386)	-	(46,386)
ESOP shares released for allocation	-	6,160		10,195	-	-	16,355
Distribution of Management Recognition
and Retention Plan stock	-	(709)	-	16,040	-	-	15,331

Balance, June 30, 2002	$ 3,314	$2,992,111	$(132,421)	$(308,916)	$4,664,799	$13,840	$7,232,727

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

	Six Months Ended
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 242,754	$ 144,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,524	19,611
Net Loan Costs Deferred	(5,707)	(19,042)
Stock dividends on Federal Home Loan Bank Stock	(8,200)	(10,600)
Accretion of net discounts on investment securities available for sale	(1,585)	(15,606)
Amortization of net premiums on investment securities
Held to maturity	1,772	2,145
Gain on investments	(1,710)	---
Provision for allowance for loan losses	30,000	---
ESOP compensation	16,793	12,361
Management Recognition and Retention Plan Expense	9,864	8,374
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(15,643)	54,754
Prepaid expenses and other assets	(8,134)	(179,242)
Interest payable on deposits	38,249	55,127
Accrued expenses and other liabilities	8,917	(50,396)
Federal income tax payable	115,037	94,600

Total Adjustments	198,177	(27,914)

Net Cash Provided by Operating Activities	440,931	116,107

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(151,560)	(5,435,680)
Purchase of investment securities-available for sale	(1,006,000)	(3,010,000)
Proceeds from sale of investment securities	1,001,687	---
Maturities of investment securities-available for sale	---	5,500,000
Principal payments from investment securities-held to maturity	222,070	276,000
Purchase of Federal Home Loan Bank stock	(17,000)	---
Improvements to premises	(31,013)	---
Purchase of land	(2,201)	---
Purchase of furniture, equipment and/or software	(12,035)	(21,556)

Net cash provided by (used in) investing activities	3,948	(2,691,236)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

	Six Months Ended
	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,942,183	2,352,526
Advances from Federal Home Loan Bank	500,000	---
Purchases of stock for management recognition plan	---	(11,567)
Purchase of treasury stock	---	(35,317)
Dividends paid on common stock	(46,387)	(40,354)

Net cash provided by financing activities	3,395,796	2,265,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,840,675	(309,841)
Cash and cash equivalents - beginning of period	3,649,614	3,436,172

Cash and cash equivalents - end of period	$ 7,490,289	$ 3,126,331
	=========	=========

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2002

Note 1 - Basis of Presentation -

          The accompanying consolidated financial statements at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 include the accounts of FPB Financial Corp.  (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank).  Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank.  All significant inter-company transactions and balances have been eliminated in the consolidation.

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

          The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

          As shares are released from collateral, the Company reports compensation expense equal to the   average market price of the shares.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and unallocated ESOP shares are used to reduce ESOP debt.  Dividends on allocated and unallocated ESOP shares for the six months ended June 30, 2002, were $4,000.

The ESOP shares as of June 30,  2002 were as follows:

Allocated shares................................	6,699
Shares released for allocation............	1,063
Unreleased shares.............................	19,046
Total ESOP shares...........................	26,808
======
Fair value of unreleased shares.........	$342,828
======

Note 3 - Earnings Per Share -

          The computation of basic earnings per share for the three and six months ended June 30, 2002 includes reported net income of $107,086 and $242,754 in the numerator, respectively, and the weighted average number of shares outstanding of 290,105 and 289,343 in the denominator, respectively. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 300,230 and 298,111 in the denominator.

Note 4 - Recognition and Retention Plan

          On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions.  The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors.  As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account.  As the shares are distributed, the contra equity account is reduced.  The allocated shares are earned by participants as plan share awards vest over a specified period.  If the service of an employee plan participant is terminated prior to the end of the vesting period for any reason other than death or disability, the recipient shall forfeit the right to any shares subject to the awards, which have not been earned.  If a non-employee director plan participate is terminated prior to the end of the vesting period for any reason other than death, disability or retirement, the recipient shall forfeit the right to any shares subject to the awards which have not been earned.  The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted.

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

The following table summarizes the activity related to stock options:

	Exercise	Available	Options
	Price	For Grant	Outstanding

At inception..............	--	33,135	--
Granted....................	$10.50	(25,603)	25,603
Granted....................	$11.50	(900)	900
Granted....................	$14.00	(1,000)	1,000
Cancelled.................	--	--	--
Exercised..................	--	--	--
At June 30, 2002......	--	5,632	27,503

FPB FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 with the same periods in 2001.  Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          The Company has less than 300 stockholders and is able to de-register its common stock under the Securities Exchange Act of 1934 if it chooses to do so.  The Company has considered de-registering its common stock from time to time and may elect to do so in order to save the time and expense associated with filing annual, quarterly and other reports with the Securities and Exchange Commission.  If the Company de-registers its common stock, there will be less information about the Company readily available to the stockholders.  In addition, this could adversely affect the market for the Company's common stock and have an adverse effect on the market price of our shares.  There are no assurances that the Company will continue to be subject to the reporting requirements under the Securities Exchange Act of 1934.

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

Changes in Financial Condition

          The Company's total assets increased $3.8 million, or 5.4%, from $70.6 million at December 31, 2001 to $74.4 million at June 30, 2002.  This increase was primarily due to increases of  $3.8 million in cash and cash equivalents, $127,000 in net loans receivable and $50,000 in other assets, and was offset by a decrease of  $190,000 in investment securities.

          Interest-earning deposits in other institutions increased by $3.8 million, or 119.6%, from $3.2 million at December 31, 2001 to $7.0 million at June 30, 2002.  This increase was primarily due to lower loan demand.

          The demand for mortgage and consumer loans in the Bank's market area increased marginally during the past six months.  The net loan portfolio increased $127,000, or 0.2%, from $59.2 million at December 31, 2001 to $59.4 million at June 30, 2002.  The Bank had $729,000 of loans in process at June 30, 2002.

          The Company's total classified assets for regulatory purposes at June 30, 2002 (excluding loss assets specifically reserved for) amounted to $465,000, all of which are classified as substandard.  This represents a decrease of $26,000, or 5.3%, from $491,000 at December 31, 2001. The largest classified asset at June 30, 2002 consisted of an $80,000 residential loan.  The remaining $385,000 of substandard assets at June 30, 2002 consisted of ten residential mortgage loans and one consumer loan.

          Deposits increased by $2.9 million, or 5.6%, to $55.0 million at June 30, 2002 from $52.1 million at June 30, 2001.  The $2.9 million increase was made up of $2.3 million in interest-bearing deposits and $672,000 in non-interest bearing deposits.  Federal Home Loan Bank advances were $11.7 million at June 30, 2002, and $11.2 million at December 31, 2001.  Advances were utilized to structure liabilities for asset liability management purposes.

          Total stockholders' equity increased by $229,000 in the six months ending June 30, 2002. Net income of $243,000, and the impact of ESOP shares released for allocation of $16,000, $15,000 release of Management Recognition and Retention Plan stock and $1,000 unrealized gain on investment securities were partially offset by $46,000 in dividends paid.

Liquidity and Capital Resources

          In 2001, the OTS deleted the requirement that a savings institution maintain an average daily balance of liquid assets of at least 4% of its liquidity base.  The OTS now requires savings institutions to maintain sufficient liquidity to ensure their safe and sound operation.

          The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of at least 4.0% and 8.0%, respectively.  At June 30, 2002, the Bank's core capital amounted to $6.0 million, or 8.09% of adjusted total assets of $74.2 million, and the Bank's risk-based capital amounted to $6.2 million, or 15.85% of adjusted risk-weighted assets of $38.9 million.

          The Company purchased a parcel of land in 2001, and plans to construct a new office on this parcel at an estimated cost of land and improvements of $3.0 million.  The Company anticipates completion in the third quarter of 2003.

          As of June 30, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$6,004	$6,004

Additional Capital Items:

General Valuation Allowances	-	170
Equity Investments	-	(15)
Regulatory Capital Computed	6,004	6,159
Minimum Capital Requirement	2,969	3,109
Regulatory Capital Excess	$3,035	$3,050
	======	======
Regulatory Capital as a Percentage	8.09%	15.85%

Minimum Capital Required as a Percentage	4.00%	8.00%

Regulatory Capital as a Percentage in Excess of Requirements	4.09%	7.85%
	======	======

          Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 2002.   The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

          The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank.  Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing.  The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes.  In each of the three and six months periods ended June 30, 2002, net interest income after provision for loan losses exceeded total non-interest expense.  Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing, and supplies, state shares tax and miscellaneous other expenses.

          Net income increased by $19,000, or 21.8%, in the quarter ended June 30, 2002 and increased by $99,000, or 68.5%, in the first six months ended June 30, 2002 compared to the respective 2001 periods.  The increase in the June 30, 2002 quarter was due to an increase of $81,000 in net interest income, and an increase in non-interest income of $10,000, which was offset by an increase in non-interest expense of $46,000, an increase of $15,000 for provision for loan losses and an increase in income tax expense of $10,000.  The increased net income for the first six months of 2002 was due to an increase of $235,000 in net interest income and an increase in non-interest income of $31,000, which was offset by an increase of $84,000 in non-interest expense, an increase in provision for loan losses of $30,000 and a $53,000 increase in provision for income tax.

          Net interest income increased by  $80,000, or 18.6%, in the quarter ended June 30, 2002 and increased by $235,000, or 28.8%, for the six months ended June 30, 2002 over the comparable 2001 periods. These increases are due to a decrease in the average rates paid on interest-bearing liabilities for both the three and six month periods ending June 30, 2002 over the comparable 2001 periods, as well as an increase in net interest-earning assets.  Net interest- earning assets increased to $20.4 million and $19.7 million for the three and six months ending June 30, 2002, compared to $17.0 million and $16.5 million in the 2001 respective periods.  The net interest margin for the three and six months ended June 30, 2002, were 2.88% and 3.00%, compared to 2.80% for the three months and 2.66% for the six months ended June 30, 2001.  We anticipate our net interest margin may improve in the third quarter of 2002, which could increase our net interest income.

          Total interest income decreased by $7,000, or .65%, in the quarter ended June 30, 2002 and increased by $16,000, or .71%, for the six months ended June 30, 2002 over the comparable 2001 periods.  The decrease for the quarter ended June 30, 2002 is due primarily to lower average interest rates earned on interest-earning assets.   The overall increase in total interest income for the six months ended June 30, 2002 is due to the overall increase in average interest-earning assets.  Net average loans receivable increased to  $59.6 million for the six months ended June 30, 2002 compared to average net loans receivable of $48.5 million for the six months ended June 30, 2001, and average interest-earning deposits increased to $5.9 million for the six months ended June 30, 2002 compared to $5.3 million for the six months ended June 30, 2001.  These increases were partially offset by a decrease in average investment securities to $5.2 million for the six months ended June 30, 2002, compared to $7.7 million for the six months ended June 30, 2001.

          Total interest expense decreased by $88,000, or 12.5%, for the quarter and decreased $219,000, or 15.0%, for the six months ended June 30, 2002 over the comparable 2001 periods.  These decreases are due primarily to a decrease in the average cost of funds during the first three and six months of 2002, due to  lower average rates paid in 2002 compared to 2001.  Average interest-bearing deposits increased to $51.1 million for the three months and $50.5 million for the six months ended June 30, 2002, compared to $45.1 million for the three months and $45.0 million for the six months ended June 30,2001.  FHLB advances averaged $11.3 million for the three months and $11.3 million for the six months ended June 30, 2002, compared to $8.2 million for the three and $8.2 million for the six months ended June 30, 2001.  The Company's average cost of funds decreased to 3.98% for the three months and 4.02% for the six months ended June 30, 2002, compared to 5.33% for the three months and 5.50% for the six months ended June 30, 2001.

          The Company increased its provision for loan losses by $15,000 in the three months ended June 30, 2002 and $30,000 in the six months ended June 30, 2002.  No provision for loan losses was added for the three and six months ended June 30, 2001.  The 2002 provision was offset by $9,000 charge-off of two consumer loans and two loans classified loss of $5,000 in the six months ended June 30, 2002, compared to $8,000 of charged-off loans in the comparable 2001 six month period.  There were no charge-off loans for the three month periods of both June 30, 2002 and June 30,2001.  At June 30, 2002, the Company's non-accruing loans amounted to $161,000, a decrease of $130,000 or 44.9%, compared to December 31, 2001.  The allowance for loan losses amounted to $169,000 at June 30, 2002, $153,000 at December 31, 2001, and $162,000 at June 30, 2001, representing 0.3%, 0.3% and 0.3%, respectively, of the total loans held in portfolio and 105.2%, 52.6% and 145.8%, respectively, of total non-accruing loans at such dates.  The non-accruing loans are made up of residential and consumer loans.  Management believes our allowance for loan losses is adequate as of June 30, 2002.

          Non-interest income increased by $10,000, or 19.9%, in the three months ended June 30, 2002 and increased by $31,000, or 34.6%, in the six months ended June 30, 2002 over the comparable 2001 periods. The increase for both periods was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent income from the sale of investment securities and sale of insurance products.

          Non-interest expenses increased in the quarter ended June 30, 2002 by $46,000, or 13.3%, and increased by $84,000, or 12.2%, in the six months ended June 30, 2002 over the comparable 2001 periods.  The increase in the quarter was due to increases of $34,000 in compensation and employee benefits,  $4,000 printing, stationery & supplies,  $8,000 data processing and $8,000 in other expenses that were offset by a decrease of $8,000 in professional fees.  The increase in the six-month period was due to increases of $67,000 in compensation and employee benefits, $21,000 data processing, $1,000 in stationery, printing and supplies and $3,000 other expenses, which was offset by a decrease of $1,000 in occupancy and equipment, and $7,000 in professional fees.

          Income tax expense increased in the quarter ended June 30, 2002, to $58,000 and to $131,000 for the six months ended June 30, 2002, compared to $48,000 and $78,000 in the 2001 period due to an increase in pre-tax income.

FPB Financial Corp.

Form 10-QSB
Quarter Ended June 30, 2002

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

Item 4 - Submission of Matters to a Vote of Security Holders:

On April 24, 2002, in conjunction with Company's annual meeting of stockholders, there were two matters submitted for a vote of security holders:  (1) The election of directors Fritz W. Anderson, Dan R. Durham and Richard S. Inge for a term of three years expiring in 2005; and (2)  To ratify the appointment of LaPorte, Sehrt, Romig & Hand as the Company's independent auditors for the year ending December 31, 2002.  On matter (1) described above votes were cast as follows:  Fritz W. Anderson for = 232,795; withheld 200, not voted = 75,703, Dan R. Durham for =232,795; withheld 200, not voted = 75,703,Richard S. Inge for 232,795; withheld 200, not voted = 75,703.  On matter (2) described above votes were cast as follows for = 232,995; against = 0; abstain = 0, not voted = 75,703.

Item 5 - Other Information:
          There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
          (a)   No exhibits are filed herewith.

          (b)     Reports on Form 8-K:
                         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP. Registrant

Date: August 9, 2002	By: /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date: August 9, 2002	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary

CERTIFICATION

          The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: August 9, 2002	By: /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President, Chief Executive Officer and
Chief Financial Officer