Form 10QSB
period 2002-09-30
FPB FINANCIAL CORP
filed 2002-11-14
CIK 1081049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

          Shares of common stock, par value $.01 per share, outstanding as of October 24, 2002: 316,155

          Transitional Small Business Disclosure Format (check one):

Yes[   ]    No [ x ]

FPB FINANCIAL CORP.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10 - 01 of Regulation S - X and Item 303 of Regulation S - B is included in this Form 10 - QSB as referenced below:

Item 1 - Financial Statements

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	Sept. 30, 2002	Dec. 31,2001
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and non-interest-earning deposits	$ 389,528	$ 432,258
Interest- earning deposits in other depository institutions	7,793,837	3,217,356

TOTAL CASH AND CASH EQUIVALENTS	8,183,365	3,649,614

Investment securities (Available for Sale)	5,266,797	4,232,558
Investment securities (Held to Maturity)	895,545	1,200,668
Federal Home Loan Bank stock	740,000	564,000

Loans receivable	63,309,110	59,389,448
Less:
Loans in process	(1,417,864)	(76,111)
Allowance for loan losses	(188,568)	(153,326)
Net deferred loan costs	139,155	122,000
Loans receivable, net	61,841,833	59,282,011

Accrued interest receivable	230,166	201,810
Premises and equipment, net	1,459,551	1,387,967
Prepaid expenses and other assets	134,773	116,615

TOTAL ASSETS	$ 78,752,030	$ 70,635,243

LIABILITIES AND EQUITY

Deposits:
Non-interest-bearing demand	$ 3,942,207	$ 3,029,372
Interest-bearing	52,156,091	49,073,114

Total Deposits	56,098,298	52,102,486

Interest payable on deposits	84,740	68,881
Advances from Federal Home Loan Bank	14,700,000	11,200,000
Accrued expense and other liabilities	513,905	260,179

TOTAL LIABILITIES	71,396,943	63,631,546

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	Sept. 30, 2002 (Unaudited)	Dec. 31,2001
EQUITY

Preferred stock - $.01 par value, 2,000,000 shares authorized, none issued	---	---
Common stock - $ .01 par value, 5,000,000 shares authorized,
331,355 shares issued	3,314	3,314
Additional paid-in capital	2,997,059	2,986,660
Unearned compensation	(303,818)	(335,151)
Treasury stock (11,200 shares at cost at September 30, 2002)	(132,421)	(132,421)
Retained earnings - substantially restricted	4,762,492	4,468,431
Accumulated other comprehensive income	28,461	12,864

TOTAL EQUITY	7,355,087	7,003,697

TOTAL LIABILITIES AND EQUITY	$ 78,752,030	$ 70,635,243

 The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

  Three Months Ended September 30, 2002 and 2001
Nine Months Ended September 30, 2002 and 2001

	-----Three Months Ended-----		-----Nine Months Ended-----
	Sept 30, 2002 (Unaudited)	Sept 30, 2001 (Unaudited)	Sept 30, 2002 (Unaudited)	Sept 30, 2001 (Unaudited)

INTEREST INCOME
Mortgage loans and fees	$ 984,346	$ 950,326	$ 2,957,260	$ 2,690,945
Loans on deposits	18,954	22,091	58,330	62,072
Consumer loans	71,917	63,774	207,437	168,518
FHLB stock and other investment securities
Available for sale	38,195	81,243	105,147	270,998
Investment securities held to maturity	13,052	22,879	45,520	80,808
Demand deposits	33,663	18,648	81,606	164,615
TOTAL INTEREST INCOME	1,160,127	1,158,961	3,455,300	3,437,956

INTEREST EXPENSE
Deposits	437,604	536,633	1,360,498	1,747,091
Federal Home Loan Bank advances	180,830	127,270	499,633	377,733

TOTAL INTEREST EXPENSE	618,434	663,903	1,860,131	2,124,824

NET INTEREST INCOME	541,693	495,058	1,595,169	1,313,132

Provision for Loan Losses	15,000	---	45,000	---
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	526,693	495,058	1,550,169	1,313,132
NON-INTEREST INCOME
Gain on sale of investments	---	---	1,710	---
Insurance commissions	4,739	1,808	12,361	5,630
Service charges on deposits	11,898	8,942	33,715	24,984
Other	53,917	37,124	143,934	107,250
TOTAL NON-INTEREST INCOME	70,554	47,874	191,720	137,864

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME

   Three Months Ended September 30, 2002 and 2001
Nine Months Ended September 30, 2002 and 2001

Three Months Ended		Nine Months Ended

Sept 30,2002 (Unaudited)	Sept 30, 2001 (Unaudited)	Sept 30 2002 (Unaudited)	Sept 30, 2001 (Unaudited)

NON-INTEREST EXPENSE
Compensation and employee benefits	234,782	194,501	668,168	560,410
Occupancy and equipment	20,791	21,630	57,784	60,103
Data processing	42,241	30,629	117,704	84,762
Professional fees	11,080	16,100	37,661	51,331
Advertising	8,700	17,278	30,548	39,858
Federal insurance expense	2,319	2,211	6,869	6,582
Stationery, printing, & supplies	7,530	7,268	27,591	26,405
Other	83,489	75,005	235,043	221,614
TOTAL NON-INTEREST EXPENSE	410,932	364,622	1,181,368	1,051,065

INCOME BEFOREINCOME TAXES	186,315	178,310	560,521	399,931

Income tax expense	65,375	62,600	196,827	140,200
NET INCOME	$120,940	$115,710	$363,694	$259,731

Basic earnings per common share	$ .41	$ .39	$ 1.25	$ .89

Diluted earnings per common share	$ .40	$ .39	$ 1.21	$ .89

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of deferred tax expense (benefit)	14,620	(7,348)	15,597	13,155
COMPREHENSIVE INCOME	$ 135,560	$ 108,362	$ 379,291	$ 272,886

Cash dividends paid	$ .0750	$ .0750	$ .225	$ .200

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance, January 1, 2001	$3,314	2,981,758	(28,354)	(360,900)	4,168,372	15,233	$6,779,423

Net income	-	-	-	-	259,732	-	259,732
Other comprehensive income, net of tax
Unrealized losses on securities	-	-	-	-	-	(2,079)	(2,079)
Dividends declared	-	-	-	-	(63,903)	-	(63,903)
ESOP compensation earned	-	2,832	-	15,293	-	-	18,125
Treasury Stock (5,700 shares at cost)	-	-	(54,067)	-	-	-	(54,067)
Common stock acquired by Management
Recognition and Retention Plan	-	-	-	(11,567)	-	-	(11,567)
Distribution of Management Recognition
and Retention Plan stock	-	-	-	16,926	-	-	16,926
Balance, September 30, 2001	$ 3,314	$2,984,590	$ (82,421)	$ (340,248)	$4,364,201	$ 13,154	$6,942,590

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compen- sation	Retained Earnings Substan- tially Restricted	Accumulated Other Compre- hensive Income	Total Equity

Balance January 1, 2002	$ 3,314	$2,986,660	$ (132,421)	$ (335,151)	$4,468,431	$12,864	$7,003,697

Net Income	-	-	-	-	363,694	-	363,694
Other comprehensive income, net of tax Unrealized losses on securities	-	-	-	-	-	15,597	15,597
Dividends declared	-	-	-	-	(69,633)	-	(69,633)
ESOP compensation earned	-	11,108	-	15,293	-	-	26,401
Distribution of Management Recognition
and Retention Plan stock	-	(709)	-	16,040	-	-	15,331
Balance, September 30, 2002	$ 3,314	$2,997,059	$(132,421)	$(303,818)	$4,762,492	$28,461	$7,355,087

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001

	Nine Months Ended
	Sept 30, 2002 (Unaudited)	Sept 30, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 363,695	$ 259,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,174	28,709
Stock dividends on Federal Home Loan Bank Stock	(13,300)	(14,600)
Net loan costs deferred	(17,155)	(26,568)
Accretion of net discounts on investment securities available for sale	(1,585)	(9,838)
Amortization of net premiums on investment securities
Held to maturity	2,429	3,334
Gain on investments	(1,710)	---
Provision for allowance for loan losses	45,000	---
Recognition and retention plan expense	15,988	12,550
ESOP compensation	27,761	18,795
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(28,356)	9,941
Prepaid expenses and other assets	(18,158)	(245,875)
Interest payable on deposits	15,859	(12,647)
Accrued expenses and other liabilities	87,477	(26,636)
Federal income tax payable	156,197	161,800

Total Adjustments	298,621	(101,035)

Net Cash Provided by Operating Activities	662,316	158,697

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(2,587,667)	(9,018,280)
Purchase of investment securities-available for sale	(2,009,000)	(3,138,500)
Proceeds from sale of investments	1,001,687	7,000,000
Principal payments from investment securities-held to maturity	302,695	434,747
Purchase of Federal Home Loan Bank stock	(162,700)	(19,500)
Improvements to premises	(84,324)	---
Purchase of land	(2,201)	(1,067,317)
Purchase of furniture, equipment and/or software	(13,234)	(7,483)

Net cash used in investing activities	(3,554,744)	(5,816,333)

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001

Nine Months Ended
Sept 30, 2002 (Unaudited)	Sept 30, 2001 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,995,812	3,483,663
Advances from Federal Home Loan Bank	3,500,000	1,000,000
Acquisition of RRP Shares	---	(11,567)
Purchase of treasury stock	---	(54,067)
Dividends paid on common stock	(69,633)	(63,904)

Net cash provided by financing activities	7,426,179	4,354,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,533,751	(1,303,511)
Cash and cash equivalents - beginning of period	3,649,614	3,436,172

Cash and cash equivalents - end of period	$ 8,183,365	$ 2,132,661

The accompanying notes are an integral part of these financial statements.

FPB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002

Note 1 - Basis of Presentation -

          The accompanying consolidated financial statements at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 include the accounts of FPB Financial Corp.  (the Company) and its wholly owned subsidiary, Florida Parishes Bank (the Bank).  Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank.  All significant inter-company transactions and balances have been eliminated in the consolidation.

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

          The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

          As shares are released from collateral, the Company reports compensation expense equal to the   current market price of the shares.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and dividends on unallocated ESOP shares are used to reduce ESOP debt.  Dividends on allocated and unallocated ESOP shares for the nine months ended September 30, 2002, were $6,000.

The ESOP shares as of September 30, 2002 were as follows:

Allocated shares.............	6,699
Shares released for allocation.......	1,665
Unreleased shares...........	18,444
Total ESOP shares............	26,808

Fair value of unreleased shares.....	$332,914

Note 3 - Earnings Per Share -

          The computation of basic earnings per share for the three and nine months ended September 30, 2002 includes reported net income of $120,940 and $363,694 in the numerator, respectively, and the weighted average number of shares outstanding of 291,055 and 289,933 in the denominator, respectively. Diluted earnings per share are calculated with reported net income in the numerator and the weighted average number of shares outstanding of 302,522 and 299,518 in the denominator.

Note 4 - Recognition and Retention Plan

          On April 25, 2000, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions.  The shareholders approved a total of 13,254 shares of stock to be acquired for the Plan, of which 7,954 shares have been allocated for distribution to key employees and directors.  As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account.  As the shares are distributed, the contra equity account is reduced.  The allocated shares are earned by participants as plan share awards vest over a specified period.  If the service of an employee plan participant is terminated prior to the end of the vesting period for any reason other than death or disability, the recipient shall forfeit the right to any shares subject to the awards, which have not been earned.  If the service of  a non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability or retirement, the recipient shall forfeit the right to any shares subject to the awards which have not been earned.      The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted.

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

The following table summarizes the activity related to stock options:

	Exercise	Available	Options
	Price	For Grant	Outstanding

At inception....	--	33,135	--
Granted.....	$10.50	(25,603)	25,603
Granted.....	$11.50	(900)	900
Granted.....	$14.00	(1,000)	1,000
Cancelled.....	--	--	--
Exercised.....	--	--	--
At September 30, 2002	--	5,632	27,503

FPB FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion compares the consolidated financial condition of FPB Financial Corp. and Subsidiary at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 with the same periods in 2001.  Currently, the business and management of FPB Financial Corp. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          The Company has less than 300 stockholders and is able to de-register its common stock under the Securities Exchange Act of 1934 and intends to do so before March 31, 2003.  When the Company de-registers its common stock, there will be less information about the Company readily available to the stockholders.  In addition, this could adversely affect the market for the Company's common stock and have an adverse effect on the market price of our shares.

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

Changes in Financial Condition

          The Company's total assets increased $8.1 million, or 11.5%, from $70.6 million at December 31, 2001 to $78.7 million at September 30, 2002.  This increase was primarily due to increases of  $4.6 million in cash and cash equivalents, $2.5 million in net loans receivable, $905,000 in investment securities, $72,000 in premises and equipment, $28,000 in accrued interest receivable, and $18,000 in other assets.

          Interest-earning deposits in other institutions increased by $4.6 million, or 142.2%, from $3.2 million at December 31, 2001 to $7.8 million at September 30, 2002.  This increase was primarily due to increased use of FHLB advances for asset-liability management purposes.

          The demand for mortgage and consumer loans in the Bank's market area increased during the past nine months.  The net loan portfolio increased $2.5 million, or 4.3%, from $59.3 million at December 31, 2001 to $61.8 million at September 30, 2002.  The Bank had $1.4 million of loans in process at September 30, 2002.

          The Company's total classified assets for regulatory purposes at September 30, 2002 (excluding loss assets specifically reserved for) amounted to $543,000, all of which are classified as substandard.  This represents an increase of $52,000, or 10.6%, from $491,000 at December 31, 2001. The largest classified asset at September 30, 2002 consisted of an $89,000 residential loan.  The remaining $454,000 of substandard assets at September 30, 2002 consisted of eleven residential mortgage loans, 1 automobile loan and one consumer loan.

          Deposits increased by $4.0 million, or 7.7%, to $56.1 million at September 30, 2002 from $52.1 million at December 31, 2002.  The $4.0 million increase was made up of $3.1 million in interest-bearing deposits and $913,000 in non-interest bearing deposits.  Federal Home Loan Bank advances were $14.7 million at September 30, 2002, and $11.2 million at December 31, 2001.  Advances were utilized to structure liabilities for asset- liability management purposes.

          Total stockholders' equity increased by $351,000 in the nine months ending September 30, 2002. Net income of $364,000, and the impact of ESOP shares released for allocation of $26,000, $15,000 release of Management Recognition and Retention Plan stock and $16,000 unrealized gain on investment securities were partially offset by $70,000 in dividends paid.

Liquidity and Capital Resources

          In 2001, the OTS deleted the requirement that a savings institution maintain an average daily balance of liquid assets of at least 4% of its liquidity base.  The OTS now requires savings institutions to maintain sufficient liquidity to ensure their safe and sound operation.

          The Bank is required to maintain regulatory capital sufficient to meet core and risk-based capital ratios of at least 4.0% and 8.0%, respectively.  At September 30, 2002, the Bank's core capital amounted to $6.1 million, or 7.83% of adjusted total assets of $78.5 million, and the Bank's risk-based capital amounted to $6.3 million, or 15.48% of adjusted risk-weighted assets of $40.9 million.

          The Company purchased a parcel of land in 2001, and is constructing a new office on this parcel at an estimated cost of land and improvements of $3.5 million.  The Company anticipates completion in the third quarter of 2003.

          As of September 30, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

	(In Thousands)
	CORE CAPITAL	RISK-BASED CAPITAL

GAAP Capital	$6,144	$6,144

Additional Capital Items:

General Valuation Allowances	-	186
Equity Investments	-	(15)
Regulatory Capital Computed.	6,144	6,315
Minimum Capital Requirement	3,140	3,272
Regulatory Capital Excess	$3,004	$3,043

Regulatory Capital as a Percentage	7.83%	15.48%

Minimum Capital Required as a Percentage	4.00%	8.00%
Regulatory Capital as a Percentage in Excess of Requirements	3.83%	7.48%

   Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September 30, 2002.   The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings and, consequently, the ability of the Bank to continue to exceed its future minimum capital requirements.

Results of Operations

          The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and advances from the Federal Home Loan Bank.  Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing.  The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expenses and income taxes.  In each of the three and nine month periods ended September 30, 2002, net interest income after provision for loan losses exceeded total non-interest expense.  Total non-interest expense consists of general, administrative and other expenses, such as compensation and employee benefits, occupancy and equipment expense, federal insurance premiums, professional fees, advertising, stationery, printing, and supplies, state shares tax and miscellaneous other expenses.

          Net income increased by $5,000, or 4.5%, in the quarter ended September 30, 2002 and increased by $104,000, or 40.0%, in the first nine months ended September 30, 2002 compared to the respective 2001 periods.  The increase in the September 30, 2002 quarter was due to an increase of $47,000 in net interest income and an increase in non-interest income of $23,000, which was offset by an increase in non-interest expense of $47,000, an increase of $15,000 for provision for loan losses and an increase in income tax expense of $3,000.  The increased net income for the first nine months of 2002 was due to an increase of $282,000 in net interest income and an increase in non-interest income of $54,000, which was offset by an increase of $130,000 in non-interest expense, an increase in provision for loan losses of $45,000 and a $57,000 increase in provision for income tax.

            Net interest income increased by  $47,000, or 9.4%, in the quarter ended September 30, 2002 and increased by $282,000, or 21.5%, for the nine months ended September 30, 2002 over the comparable 2001 periods. These increases are due to a decrease in the average rates paid on interest-bearing liabilities for both the three and nine month periods ended September 30, 2002 over the comparable 2001 periods.  Net interest-earning assets increased to $22.7 million and $20.8 million for the three and nine months ended September 30, 2002, compared to $17.0 million and $16.7 million in the 2001 respective periods.  The net interest margin for the three and nine months ended September 30, 2002, were 2.91% and 2.97%, compared to 3.15% for the three months and 2.82% for the nine months ended September 30, 2001.  We anticipate our net interest margin may improve in the fourth quarter of 2002, which could increase our net interest income.

          Total interest income increased by $1,000, or .10%, in the quarter ended September 30, 2002 and increased by $17,000, or .50%, for the nine months ended September 30, 2002 over the comparable 2001 periods.  The increase for the quarter ended September 30, 2002 is  due primarily to an increase in average net loans receivable.  The overall increase in total interest income for the nine months ended September 30, 2002 is due to the overall increase in average interest-earning assets.  Net average loans receivable increased to $60.0 million for the nine months ended September 30, 2002 compared to average net loans receivable of $53.9 million for the nine months ended September 30, 2001, and average interest-earning deposits increased to $6.6 million for the nine months ended September 30, 2002 compared to $4.1 million for the nine months ended September 30, 2001.  These increases were partially offset by a decrease in average investment securities to $5.5 million for the nine months ended September 30, 2002, compared to $7.7 million for the nine months ended September 30, 2001.

          Total interest expense decreased by $45,000, or 6.9%, for the quarter and decreased $265,000, or 12.5%, for the nine months ended September 30, 2002 over the comparable 2001 periods.  These decreases are due primarily to a decrease in the average cost of funds during the first three and nine months of 2002,  compared to the 2001periods.   Average interest-bearing deposits increased to $51.8 million for the three months and $50.9 million for the nine months ended September 30, 2002, compared to $46.0 million for the three months and $45.3 million for the nine months ended September 30,2001.  FHLB advances averaged $13.1 million for the three months and $12.0 million for the nine months ended September 30, 2002, compared to $8.5 million for the three and $8.3 million for the nine months ended September 30, 2001.  The Company's average cost of funds decreased to 3.81% for the three months and 3.95% for the nine months ended September 30, 2002, compared to 4.88% for the three months and 5.28% for the nine months ended September 30, 2001.

          The Company increased its provision for loan losses by $15,000 in the three months ended September 30, 2002 and $45,000 in the nine months ended September 30, 2002.  No provisions for loan losses were added for the three and nine months ended September 30, 2001.  The 2002 provision was offset by a $13,000 charge-off of three consumer loans and one loan classified loss of $2,000 in the nine months ended September 30, 2002, compared to $14,000 of charged-off loans in the comparable 2001 nine month period.  There was a $4,000 charge-off loan for the three-month period ended September 30, 2002, and a $3,000 charge-off loan for the three months ended September 30, 2001.  There was $4,000 of recoveries for the nine months ended September 30, 2002, compared to $4,000 in the comparable 2001 period.  At September 30, 2002, the Company's non-accruing loans amounted to $225,000, a decrease of $67,000, or 22.9%, compared to December 31, 2001.The allowance for loan losses amounted to $189,000 at September 30, 2002, $153,000 at December 31, 2001, and $160,000 at September 30, 2001, representing 0.3%, 0.3% and 0.3%, respectively, of the total loans held in portfolio and 84.0%, 52.6% and 114.0%, respectively, of total non-accruing loans at such dates.  The non-accruing loans are made up of residential and consumer loans.  Management believes our allowance for loan losses is adequate as of September 30, 2002.

          Non-interest income increased by $23,000, or 47.4%, in the three months ended September 30, 2002 and increased by $54,000, or 39.1%, in the nine months ended September 30, 2002 over the comparable 2001 periods. The increase for both periods was attributed to increased fees for deposit accounts with insufficient funds and deposit account service charges, and to a lesser extent gains from the sale of investment securities and revenue from the sale of insurance products.

          Non-interest expenses increased in the quarter ended September 30, 2002 by $46,000, or 12.7%, and increased by $130,000, or 12.4%, in the nine months ended September 30, 2002 over the comparable 2001 periods.  The increase in the quarter was due to increases of $40,000 in compensation and employee benefits,  $12,000 data processing and $8,000 in other expenses which were offset by a decrease of $5,000 in professional fees and $9,000 in advertising.    The increase in the nine-month period was due to increases of $108,000 in compensation and employee benefits, $33,000 data processing, $1,000 in stationery, printing and supplies and $13,000 other expenses, which was offset by a decrease of $2,000 in occupancy and equipment, $14,000 in professional fees, and $9,000 in advertising.

          Income tax expense increased in the quarter ended September 30, 2002, to $65,000 and to $197,000 for the nine months ended September 30, 2002, compared to $63,000 and $140,000 in the 2001 period due to increases in pre-tax income.

Item 3.

          Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

FPB Financial Corp.

Form 10-QSB
Quarter Ended September 30, 2002

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

Item 6 - Exhibits and Reports on Form 8-K:
          (a) Exhibit 3.ii - Amendment to Bylaws.

Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FBP FINANCIAL CORP.

Registrant

Date: November 12, 2002	By: /s/ Fritz W. Anderson II
--------------------------------------
Fritz W. Anderson II
President and Chief Executive Officer

Date: November 12, 2002	By: /s/ G. Wayne Allen
-------------------------------------
G. Wayne Allen
Secretary

CERTIFICATION PURSUANT TO RULE 13a-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACTS OF 2002

I, Frtiz W. Anderson, II, President and Chief Executive Officer of FPB Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FPB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/Fritz W. Anderson, II
Fritz W. Anderson, II
President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACTS OF 2002

I, Frtiz W. Anderson, II, President and Chief Executive Officer of FPB Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FPB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/Fritz W. Anderson, II
Fritz W. Anderson, II
President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.

FPB Financial Corp.

Dated: November 13, 2002	By:/s/Fritz W. Anderson, II
Fritz W. Anderson, II
President, Chief Executive Officer and
Chief Financial Officer